Form 10-Q
period 2014-06-27
DS Services Holdings, Inc.
filed 2014-08-08
CIK 1601602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-194935

DS Services Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5752672
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5660 New Northside Drive Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (770) 933-1400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 8, 2014, all shares of DS Services Holdings, Inc. were held by DSS Group, Inc.

DS SERVICES HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)
	June 27,	December 27,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$27,041	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $3,707 and $4,513, respectively	109,292	97,179
Inventories	43,046	36,279
Prepaid and other current assets	8,914	11,401
Income tax receivable	962	1,608
Deferred tax assets	26,127	26,127

Total current assets	215,382	206,901
Property, plant and equipment, net	418,981	428,036
Intangibles, net	355,689	365,870
Goodwill	198,849	198,849
Other assets	6,516	5,180
Deferred financing costs, net	26,188	28,855

Total assets	$1,221,605	$1,233,691

Liabilities and Shareholders Equity
Current liabilities
Current portion of long-term debt	$3,200	$3,211
Accounts payable	43,654	31,172
Accrued expenses and other current liabilities	56,887	63,274
Current portion of insurance reserves	11,192	14,059
Customer deposits	32,932	32,408

Total current liabilities	147,865	144,124
Long-term debt, less current portion, less discounts	654,501	655,025
Insurance reserves, less current portion	16,372	16,401
Other long-term liabilities	2,956	3,032
Deferred tax liabilities	159,989	165,052

Total liabilities	981,683	983,634

Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—
Additional paid in capital	260,698	260,698
Accumulated other comprehensive loss	281	281
Retained deficit	(21,057)	(10,922)

Total shareholders’ equity	239,922	250,057

Total liabilities and shareholders’ equity	$1,221,605	$1,233,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of dollars)	Successor	Predecessor	Successor	Predecessor
	March 29, 2014	March 30, 2013	December 28,	December 29,
	to	to	2013 to	2012 to
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net product sales	$226,453	$211,399	$432,026	$409,904
Net rental income	24,935	24,365	49,888	48,359

Net revenue	251,388	235,764	481,914	458,263
Cost of products sold	98,448	85,864	190,531	170,128
Cost of rentals	3,415	2,758	6,550	5,280

Cost of revenue	101,863	88,622	197,081	175,408

Gross profit	149,525	147,142	284,833	282,855
Selling, general and administrative	129,447	124,708	259,314	245,404
Amortization of intangible assets	5,091	2,277	10,181	4,698

Operating income	14,987	20,157	15,338	32,753

Other expense
Interest expense	(14,711)	(15,122)	(29,930)	(30,410)
Other income (expense), net	176	12	532	(134)

Other expenses	(14,535)	(15,110)	(29,398)	(30,544)

Income (loss) before income taxes	452	5,047	(14,060)	2,209
Income tax expense (benefit)	1,002	1,935	(3,925)	735

Net (loss) income	$(550)	$3,112	$(10,135)	$1,474
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax benefit of $0, $15, $0 and $31, respectively	—	(24)	—	(48)

Comprehensive (loss) income	$(550)	$3,088	$(10,135)	$1,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands of dollars)	Successor	Predecessor
	December 28, 2013	December 29, 2012
	to	to
	June 27, 2014	June 28, 2013
Cash flows from operating activities
Net income (loss)	$(10,135)	$1,474
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment	46,065	32,911
Amortization of intangibles	10,181	4,698
Amortization of debt discount and deferred financing costs	3,743	2,565
Mark-to-market of derivative investments and warrants	(537)	38
Loss on disposal of assets	1,842	950
Paid-in-kind (PIK) noncash interest expense	—	2,104
Provision for bad debts	(806)	(299)
Noncash stock compensation expense	—	588
Deferred income taxes	(5,063)	31
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(11,307)	(8,634)
Inventories	(6,597)	1,224
Prepaid and other current assets	2,487	1,538
Other assets	(799)	1,866
Due from parent	—	(785)
Accounts payable	9,717	2,053
Accrued expenses and other current liabilities	(6,387)	(13,180)
Insurance reserves	(2,896)	(6,137)
Income tax receivable	646	(1,057)
Customer deposits	524	(2,815)
Other liabilities	(76)	(423)

Net cash provided by operating activities	30,602	18,710

	—
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	67	241
Purchases of property, plant and equipment	(36,324)	(44,068)
Purchase of business (Note 4)	—	(648)
Restricted cash	—	3,500

Net cash used in investing activities	(36,257)	(40,975)

Cash flows from financing activities
Repayments of long-term debt and capital leases	(1,611)	(4,141)

Net cash used in financing activities	(1,611)	(4,141)

Net decrease in cash and cash equivalents	(7,266)	(26,406)
Cash and cash equivalents
Beginning of the period	34,307	35,524

End of period	$27,041	$9,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1. Business Organization and Basis of Presentation

Business Organization

Successor

On August 30, 2013, DS Services Holdings, Inc., a Delaware corporation (individually and, where appropriate in the context, collectively with its consolidated subsidiaries, the “Company”) was indirectly acquired by Crestview DSW Investors, L.P., a Delaware limited partnership and affiliate of Crestview Partners (“Parent”) and certain co-investors, including GCM Grosvenor NPS, L.P. (formerly known as CS NPS, L.P.), affiliates of StepStone LLC and various other co-investors (collectively with Parent, the “DSSG Stockholders”) in connection with their acquisition of DSS Group, Inc., a Delaware corporation and the sole shareholder of the Company (“DSSG”), pursuant to that certain Agreement and Plan of Merger dated as of July 23, 2013 (the “Merger Agreement”), by and among the DSSG Stockholders, Crestview DSW Merger Sub, Inc., a Delaware corporation (“Acquisition Sub”) and wholly owned subsidiary of Parent, DSSG, and DSW Group Holdings, LLC, a Delaware limited liability company (“Seller”), in a transaction hereinafter referred to as the “Merger.”

In connection with the Merger, Acquisition Sub merged with and into DSSG, with DSSG as the surviving corporation, and Crestview DS Merger Sub II, Inc., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of Acquisition Sub, merged with and into DS Services of America, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DSSA”), with DSSA as the surviving corporation (such Merger Sub and DSSA merger, the “Issuer Merger”). The Merger, the Issuer Merger, the relating financings, the equity contributions and the payment of all costs related to these transactions are collectively referred to in this report as the “Transactions.” See Note – 3 “Acquisition of Predecessor” for further information on the Transactions.

Predecessor

In 2012, majority interest in DSSG was indirectly acquired from Kelso & Company (“Kelso”) by a group of noteholders under the Note Purchase Agreement dated as of October 24, 2007 (the “DSSG Group Note”), by and among DSSG and such noteholders, which group was led by Solar Capital, Magnetar Capital and GoldenTree Capital. The Noteholders held their majority interest in DSSG through their ownership of Seller.

Business

The Company is a national direct-to-consumer provider of bottled water, office coffee service and water filtration services. The Company offers a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customers through its network of over 200 sales and distribution facilities and daily operation of over 2,100 routes. With one of the broadest distribution networks in the country, the Company reaches approximately 90 percent of U.S. households and efficiently services homes and national, regional and local offices. Please visit our website www.water.com for more information about the Company.

The Company operates through two reportable segments – “Beverage Services” and “Retail Services”.

Principles of Consolidation

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company has no independent operations and its only asset is the stock of DSSA. As a result, the financial position and results of operations and cash flows of the Company and DSSA are substantially the same. All significant intercompany balances and transactions between the two entities have been eliminated in consolidation.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. As set forth above and discussed in more detail in Note—3 “Acquisition of Predecessor”, the Company was acquired on August 30, 2013 (the “Merger Date”) pursuant to the Merger. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Results for the interim periods should not be considered indicative of results for a full year. These interim Unaudited Condensed Consolidated Financial Statements do not represent complete financial statements and should be read in conjunction with the Company’s annual financial statements for the year ended December 27, 2013 set forth in the Registration Statement filed with the Securities and Exchange Commission (“SEC”).

Fiscal Periods

The Company’s fiscal year and fiscal quarters end on the Friday nearest the calendar year and calendar quarter end, as applicable, unless such Friday falls after such calendar period end, in which case the fiscal year end is the calendar year end and the fiscal quarter end is the final Friday in such quarter. Unless otherwise stated, references to years in this report relate to fiscal years and references to quarters in this report relate to fiscal quarters rather than calendar years and calendar quarters. For purposes of these Unaudited Condensed Consolidated Financial Statements, (a) “Quarter Successor 2014” refers to the period beginning March 29, 2014 through and including June 27, 2014, (b) “Quarter Predecessor 2013” refers to the period beginning March 30, 2013 through and including June 28, 2013, (c) “Year to Date Successor 2014” refers to the period beginning December 28, 2013 through and including June 27, 2014, and (d) “Year to Date Predecessor 2013” refers to the period beginning December 29, 2012 through and including June 28, 2013.

Merger Sub was legally formed on July 23, 2013. Prior to the incorporation of Merger Sub, DSSA incurred costs on Merger Sub’s behalf beginning on June 29, 2013. When used in this report, the term “Predecessor” refers only to the Company for periods prior to the Merger Date and the term “Successor” refers only to the Company for the period June 29, 2013 through and including June 27, 2014.

2. Recent Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) or the issuance of new standards to the FASB’s Accounting Standards Codification (“ASC”).

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on these Unaudited Condensed Consolidated Financial Statements.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Revenue From Contracts With Customers

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new guidance is effective for public companies which are accelerated filers for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2017. The Company is currently evaluating whether the full retrospective or modified transition approach will be applied and whether the new guidance will have a material impact on the Company’s Consolidated Financial Statements.

Reporting Discontinued Operations

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date. This authoritative guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

3. Acquisition of Predecessor

As discussed in Note—1 “Business Organization and Basis of Presentation”, the DSSG Stockholders acquired DSSG pursuant to the Merger for $885,063, net of $13,482 cash acquired, subject to certain customary adjustments for working capital and tax matters. A portion of the Merger consideration was used to pay transaction costs and approximately $459,069 was used by Seller to repay existing debt of the Company as of the Merger date. The Merger was financed by:

•	Borrowings under a $320,000, 7-year, senior secured term loan facility (the “Term Loan Facility”), $316,800 of which was provided at closing, net of $3,200 discount;

•	Issuance by DSSA of $350,000, 10.000% second-priority senior secured notes due 2021 (the “Notes”) in the amount of $340,679, which amount is net of discount of $9,321; and

•	An aggregate equity contribution of $260,698 from the DSSG Stockholders.

The Merger has been accounted for using the acquisition method of accounting in accordance with ASC 805—Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The accounting for the Merger is based on currently available information and was considered final as of the first quarter ending March 28, 2014. No changes were made to the purchase price during Quarter Successor 2014. The following is a summary of the fair values of the net assets acquired:

	Purchase Price as of December 27, 2013	Adjustment	Updated Purchase Price as of June 27, 2014
Total consideration transferred, net of cash acquired of $13,482	$874,007	$11,056	$885,063

Income tax receivable	2,175	—	2,175
Trade accounts receivable	103,793	—	103,793
Inventories	36,108	—	36,108
Prepaid and other current assets	12,552	—	12,552
Deferred tax asset	10,409	—	10,409
Property, plant and equipment	442,676	—	442,676
Intangibles	372,353	—	372,353
Other assets	5,551	—	5,551
Accounts payables	35,794	—	35,794
Accrued expenses and other current liabilities	52,409	(11,056)	41,353
Customer deposits	33,142	—	33,142
Current portion of insurance reserves	13,748	—	13,748
Insurance reserves, less current portion	15,461	—	15,461
Other long term liabilities	3,735	—	3,735
Deferred tax liability	156,170	—	156,170

Net assets acquired	675,158	11,056	686,214

Goodwill	$198,849	$0	$198,849

The goodwill of $198,849 recorded as part of the acquisition is for the potential growth of the Company. See Note – 6 “Intangibles and Goodwill” for further discussion on Goodwill by segment. Included in the goodwill, $32,757 is deductible for income tax purposes and the remaining goodwill is not expected to be deductible for income tax purposes.

The Company’s initial purchase price allocation was provisional. Pursuant to the terms of the Merger Agreement, the Merger Consideration payable to Seller was increased by $11,056 as a result of an adjustment related to working capital. This amount was paid by the Company on behalf of Parent to Seller during the first quarter ending March 28, 2014 and, as a result, the purchase price allocation was adjusted.

The $372,353 of intangible assets acquired in connection with the Merger were assigned to the following:

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	Fair value	Estimated Weighted Average Life (years)
Customer Lists	$243,352	12
Trademark/trade name	128,891	N/A
Covenants not to compete	110	5

	$372,353

The Company incurred costs in connection with the Merger of $249 and $82 during Quarter Successor 2014 and Quarter Predecessor 2013, respectively. The Company incurred costs in connection with the Merger of $1,145 and $275 during Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. The foregoing amounts were expensed by the Company as incurred and are included in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the line item titled Selling, general and administrative (“SG&A”) expense.

4. Business Acquisitions

The Company expands the geographical area it services and its customer base and product portfolio through the acquisition of businesses. Acquisitions are accounted for in accordance with ASC 805—Business Combinations. If goodwill is recorded in conjunction with an acquisition it is booked to the appropriate business segment. During Quarter Successor 2014 and Quarter Predecessor 2013, the Company did not complete any material acquisitions. During Year to Date Successor 2014 and Year to Date Predecessor 2013, the Company did not complete any material acquisitions. The Company incurred acquisition costs of $834 and $740 for Quarter Successor 2014 and Quarter Predecessor 2013, respectively. The Company incurred acquisition costs of $994 and $1,228 during Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. Acquisition costs incurred were recorded as a component of SG&A on the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Pro forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the Merger and the acquisition of Cascade Coffee, Inc., purchased on August 9, 2013 for a cash purchase price of $4,200, occurred at the beginning of the annual period prior to the year purchased. No other acquisitions were included in the pro forma as they were deemed to have an immaterial impact. The pro forma adjustments primarily relate to revenue, gross profit generated, depreciation expense on stepped up fixed assets, amortization of acquired intangibles, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not necessarily indicative of what the Company’s actual consolidated results would have been.

	Actual Quarter Ended June 27, 2014	Proforma Quarter Ended June 28, 2013	Actual Six Months Ended June 27, 2014	Proforma Six Months Ended June 28, 2013
Net revenue	$251,388	$237,150	$481,914	$461,018
Net loss	(550)	(1,540)	(10,135)	(2,824)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

5. Inventories

Inventories consisted of the following as of June 27, 2014 and December 27, 2013:

	June 27, 2014	December 27, 2013
Raw materials	$6,538	$4,956
Finished goods	20,049	13,389
Resale items	16,459	17,934

	$43,046	$36,279

6. Intangibles and Goodwill

	As of June 27, 2014			As of December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets not subject to amortization
Trade names	$128,891	$—	$128,891	$128,891	$—	$128,891
Intangible assets subject to amortization
Customer lists	243,352	(16,900)	226,452	243,352	(6,761)	236,591
Covenants not to compete	410	(64)	346	410	(22)	388

Total intangibles	$372,653	$(16,964)	$355,689	$372,653	$(6,783)	$365,870

The Company amortizes customer lists and covenants not to compete acquired in connection with the Merger over 12 years and 5 years, respectively. See Note – 3 “Acquisition of Predecessor” for further discussion. Prior to the Merger, the Company amortized customer lists over 6 weighted average years and covenants not to compete over 3 weighted average years. During Quarter Successor 2014 and Quarter Predecessor 2013, the Company recorded $5,091 and $2,277, respectively, of amortization expense related to its intangible assets. During Year to Date Successor 2014 and Year to Date Predecessor 2013, the Company recorded $10,181 and $4,698, respectively, of amortization expense related to its intangible assets.

Goodwill consisted of the following for June 27, 2014 and December 27, 2013:

	June 27, 2014	December 27, 2013
Beverage Services	$192,486	$192,486
Retail Services	6,363	6,363

Consolidated	$198,849	$198,849

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

7. Related Party Transactions

Successor

In connection with the Merger, the DSSG Stockholders entered into a Stockholders Agreement dated as of August 30, 2013 (the “Stockholders Agreement”). The Stockholders Agreement provides for, among other things, (a) an agreement by the DSSG Stockholders to vote their shares of common stock of DSSG to elect as directors of DSSG the individual who holds the title of Chief Executive Officer of the Company, one individual that is nominated from time to time by a significant co-investor (subject to certain continuing ownership requirements) and the individuals that are nominated from time to time by Parent and its affiliates (the “Crestview Stockholders”), (b) restrictions on transfer by the DSSG Stockholders other than Parent and its affiliates (the “NonCrestview Stockholders”), (c) certain rights of repurchase with respect to employee stockholders, and (d) certain registration rights for NonCrestview Stockholders following an initial public offering of DSSG.

In connection with the Merger, DSSA entered into a Monitoring Agreement dated as of August 30, 2013 (the “Monitoring Agreement”) with an affiliate of Parent (the “Manager”) relating to the monitoring of the investment of the Crestview Stockholders in DSSG following the consummation of the Merger. Under the Monitoring Agreement, during fiscal year 2014 DSSA is required to pay to the Manager a nonrefundable annual monitoring fee of $2,000 and reimburse the Manager for all reasonable fees and expenses incurred in connection with its monitoring activities. The Company paid to the Manager an amount equal to $500 and $1,000 in satisfaction of the Company’s obligations under the Monitoring Agreement with respect to Quarter Successor 2014 and Year to Date Successor 2014, respectively, which amount is based on a prorated annual fee of $2,000.

Effective August 31, 2013, DSSG engaged each of K. Dillon Schickli (“Schickli”) and Jim L. Turner (“Turner”) to serve on its Board of Directors. In connection with their respective services, Schickli is entitled to $100 annually and is eligible to participate in the Company’s medical plan and Turner is entitled to $60 annually. Each of Schickli and Turner is a minority co-investor in DSSG.

Predecessor

Prior to the Merger, pursuant to a Tax Sharing Agreement dated as of October 18, 2007 (the “Tax Sharing Agreement”) among the members of DSSG’s consolidated filing group which includes the Company, each subsidiary of DSSG was required to pay to DSSG an amount equal to the tax impact of items of income, loss and credits that were includable in the Federal Consolidated Income Tax Returns, or the Combined Consolidated State Income Tax Returns, of the consolidated group. These amounts due to or from DSSG were recorded in the Company’s due to/from DSSG account. The Tax Sharing Agreement was terminated effective August 30, 2013 and it was noted that any tax attributes of members of the consolidated group as of the termination date are made available for use by other members of the group without compensation.

DSW Group Holdings, LLC, the majority member of Seller, engaged Turner to serve on the Board of Directors of Seller. Turner was an indirect minority owner of the Company prior to the Merger. In consideration for Turner providing the foregoing services, the Company, on behalf of DSW Group Holdings, LLC, paid Turner an annual fee of $100. The Company paid Turner $15 and $25 for Quarter Successor 2014 and Quarter Predecessor 2013, respectively. The Company paid Turner $58 and $50 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company engaged Stewart Allen (“Allen”) to provide certain consulting services to management and the Board of Directors commencing April 20, 2012. Allen was a minority indirect owner of the Company prior to the Merger. In consideration for such services, the Company paid Allen an annual fee of $100.

8. Long-Term Debt

The Company’s long-term debt and capital lease obligations consisted of the following as of June 27, 2014 and December 27, 2013:

	June 27, 2014	December 27, 2013
Term loan facility	$318,400	$320,000
Notes	350,000	350,000
Capital lease obligations	—	11

Total debt	668,400	670,011
Less: Debt discount	(10,699)	(11,775)

	657,701	658,236
Less: Current portion	(3,200)	(3,211)

Total long-term debt	$654,501	$655,025

Successor

Senior Facilities

In connection with the Merger, on the Merger Date, the Company received borrowings under the Term Loan Facility and a $75,000 senior secured asset-based revolving credit facility (the “ABL Facility” and, collectively with the Term Loan Facility, the “Senior Facilities”).

Term Loan Facility

The Term Loan Facility is governed by that certain First Lien Credit Agreement (the “Term Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the other lenders party thereto. The aggregate principal amount of the Term Loan Facility is $320,000, which was fully funded at closing of the Merger, net of discount of $3,200. The Company may request additional borrowings under the Term Loan Facility in an aggregate principal amount up to $100,000 and additional amounts based on certain net leverage ratios.

The Term Loan Facility has a seven-year term and amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount with the balance payable on the maturity date of August 30, 2020 of the Term Loan Facility. The maturity date of the Term Loan Facility is August 30, 2020. The weighted average interest rate as of June 27, 2014 was 5.25%.

The borrowings under the Term Loan Facility bear interest at a rate equal to, as determined at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of Barclays Bank PLC, and (3) the adjusted LIBO rate for a one-month interest period plus 1.00%, or (b) a eurocurrency rate (“LIBOR”) determined by reference to the costs of funds for eurocurrency deposits in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs, in each case, plus an applicable margin equal to 4.25% for LIBOR loans and 3.25% for base rate loans with a 1.00% LIBOR floor.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency loans and with respect to certain repricing transactions occurring within twelve months after the closing of the Merger, which shall be subject to a prepayment premium of 1.00%.

All obligations under the Term Loan Facility are unconditionally guaranteed by the Company and each of DSSA’s existing and future direct and indirect wholly owned domestic subsidiaries. The obligations and guarantees are secured by (a) first-priority security interests in substantially all of DSSA’s assets (other than the ABL Priority Collateral (as defined below) and those of each domestic guarantor, including a pledge of the DSSA’s capital stock, in each case subject to certain exceptions (the “NonABL Priority Collateral”), and (b) second-priority security interests in all accounts receivable, loan receivable, other receivables, inventory, related books and records and general intangibles, deposit accounts, business interruption insurance, certain real property, cash and proceeds of the foregoing (the “ABL Priority Collateral”).

ABL Facility

The ABL Facility is governed by that certain Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”) with BMO Harris Bank N.A., as administrative agent, and the other lenders party thereto. The aggregate principal amount of the ABL Facility is the lesser of (a) $75,000, and (b) the Company’s “borrowing base” set forth in the ABL Credit Agreement. In addition, the Company may request one or more incremental revolving commitments in an aggregate principal amount up to the greater of (a) $25,000 and (b) the excess of the borrowing base (subject to certain exceptions) over the amount of the then-effective commitments under the ABL Facility. The ABL Facility has a five-year term. The ABL Facility includes borrowing capacity available for letters of credit and for short-term borrowings (swingline loans) on same-day notice.

The borrowings under the ABL Facility bear interest at a rate equal to, as determined at the Company’s option, either (a) a base rate determined by reference to the highest of (1) the U.S. federal funds rate plus 0.50%, (2) the prime rate of the Bank of Montreal, and (3) the adjusted LIBOR rate for a one-month interest period plus 1.0%, or (b) an adjusted LIBOR determined by reference to the costs of funds for eurocurrency liabilities in dollars in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs, plus, in each case an applicable margin as set forth in the ABL Credit Agreement, as such applicable margin may be adjusted on a quarterly basis.

In addition to paying interest on outstanding principal under the ABL Facility, the Company is required to pay a commitment fee to the lenders in respect of the unutilized commitments thereunder at a rate equal to 0.25% per annum if average utilization is greater than 50% and 0.375% if average utilization is less than or equal to 50%, which amounts may be adjusted based on usage. The Company is also required to pay a customary letter of credit fee, including a fronting fee equal to 0.125% per annum of the aggregate face amount of outstanding letters of credit, and customary issuance and administration fees.

The Company may voluntarily repay outstanding loans under the ABL Facility at any time without premium or penalty, other than customary “breakage” costs with respect to eurocurrency loans.

All obligations under the ABL Facility are unconditionally guaranteed by the Company and each of DSSA’s existing and future direct and indirect wholly owned domestic restricted subsidiaries. The obligations and guarantees are secured by (a) first-priority security interests in the ABL Priority Collateral, and (b) third-priority security interests in the NonABL Priority Collateral.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

10.000% Second-Priority Senior Secured Notes

In connection with the Merger, on August 30, 2013, DSSA issued $350,000 in principal amount of the Notes in a private placement. The Notes were issued under an indenture with Wilmington Trust, National Association as trustee. The Notes bear interest at a rate of 10.000% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2014. The Notes were issued at a discount of 2.663%.

DSSA may redeem the Notes at its option, in whole or in part, at any time on or after September 1, 2017 at certain redemption prices. In addition, DSSA may redeem up to 35% of the aggregate principal amount of the Notes on or prior to September 1, 2016 with the net proceeds from certain equity offerings at certain redemption prices. Prior to September 1, 2017, DSSA may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus the applicable “make-whole” premium.

The Notes are fully and unconditionally guaranteed by the Company and each of DSSA’s existing and future direct and indirect 100% owned domestic restricted subsidiaries. The Notes and related guarantees are secured by (a) second-priority security interests in the NonABL Priority Collateral, and (b) third-priority security interests in the ABL Priority Collateral. The guarantees may be released under certain customary circumstances with respect to a subsidiary guarantor including:

•	DSSA’s obligations under the indenture are discharged in accordance with the terms of the indenture;

•	The sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the equity interests in such subsidiary guarantor;

•	The designation of such subsidiary guarantor as an “Unrestricted Subsidiary” under the indenture;

•	The release or discharge of the guarantee by such subsidiary guarantor of the Term Loan Facility and ABL Facility or other indebtedness which resulted in the obligation to guarantee the Notes;

•	DSSA’s exercise of its legal defeasance option or covenant defeasance option in accordance with the indenture;

•	Such subsidiary guarantor ceasing to be a subsidiary of DSSA as a result of any foreclosure of any pledge or security interest in connection with the Term Loan Facility and ABL Facility; and

•	The occurrence of certain “Covenant Suspension Events” under the indenture in the event that the Notes are rated investment grade.

The Senior Facilities and the Notes contain certain customary affirmative covenants and events of default. In addition, the Senior Facilities and Notes contain a number of covenants that, among other things restrict, subject to certain exceptions, DSSA’s ability, and the ability of its restricted subsidiaries to: sell assets; incur additional indebtedness; make voluntary repayments on certain other indebtedness; pay dividends and distributions or repurchase DSSA’s capital stock; create liens on certain assets; make investments, loans, guarantees or advances; engage in mergers or acquisitions; enter into sale/leaseback transactions; engage in certain transactions with affiliates; make negative pledges; amend their respective organization documents and certain debt documents; change their respective fiscal years; change their respective businesses; or enter into agreements that restrict dividends from subsidiaries. The Senior Facilities and the Notes also contain covenants limiting the activities of the Company.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Predecessor

First Lien Facility

Prior to the Merger, the Company’s senior secured term facility (the “Predecessor First Lien Facility”) was set to expire in August 2017. As a result of the Merger, the Predecessor First Lien Facility was repaid on August 30, 2013. Under the Predecessor First Lien Facility, base rate loans would bear interest at the base rate (subject to a floor equal to the one-month eurodollar rate plus 1.00%) plus 8.00%, and USD Libor rate loans would bear interest at the USD Libor rate (subject to a floor of 1.50% per annum) plus 9.00%. Interest was payable quarterly. The interest rate as of June 28, 2013 was 10.50%.

Second Lien Facility

Prior to the Merger, the Company’s second lien facility (the “Predecessor Second Lien Facility”) was set to expire in February 2018. As a result of the Merger, the Predecessor Second Lien Facility was repaid on August 30, 2013. Under the Predecessor Second Lien Facility, base rate loans would bear interest at the base rate (subject to a floor equal to the one-month eurodollar rate plus 1.00%) plus 8.50% plus a paid-in-kind margin, or PIK Margin, of 4.00% and rate loans would bear interest at the rate (subject to a floor of 1.50% per annum) plus 9.50% plus a PIK Margin of 4.00%. Interest was payable quarterly.

$70,000 ABL Facility

Prior to the Merger, the Company’s $70,000 asset based loan facility (the “Predecessor ABL Facility”) was set to expire in February 2017. As a result of the Merger, the Predecessor ABL Facility was repaid on August 30, 2013. The Predecessor ABL Facility provided for revolving credit financing, subject to borrowing base availability.

9. Commitments and Contingencies

Legal Claims

The Company is party to a putative class action lawsuit in California alleging that it violated certain privacy obligations by recording calls made through its call centers. During Year to Date Predecessor 2013, the Company recorded a $2,000 liability in its Unaudited Condensed Consolidated Balance Sheet in connection with this lawsuit. During Quarter Successor 2014, the court gave final approval on an agreement to settle this lawsuit for $2,000. The Company paid $2,000 in connection with this lawsuit during Quarter Successor 2014. The Company settled a separate coverage action with its insurance carriers with respect to coverage for the lawsuit for $1,000. Under the Merger Agreement, any insurance proceeds received by the Company related to this lawsuit are required to be paid to Seller. The Company received the $1,000 in insurance proceeds in the first quarter ending March 28, 2014 and paid such proceeds to the Seller.

During the first quarter of 2014, the Company reached a binding agreement to settle two putative class action lawsuits in California alleging that it violated certain obligations under California and federal wage and hour laws for $2,000 which agreement was subject to court approval. The Company subsequently recorded a $2,000 liability in its Unaudited Condensed Consolidated Balance Sheet during the first quarter of 2014 in connection with this lawsuit. The court preliminarily approved the agreement to settle both lawsuits for $2,000 during Quarter Successor 2014. The Company expects to pay $2,000 to settle both lawsuits during the three-month period ending September 26, 2014.

The Company is subject to other legal claims in the ordinary course of business. The Company does not believe that the resolution of such claims will result in a material adverse impact on the Company’s financial position, results of operations or liquidity.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

10. Financial Instruments and Risk Management

From time to time the Company enters into hedging contracts with respect to interest rates under its credit facilities and raw coffee beans. The Company accounts for these instruments in accordance with ASC 815—Derivatives and Hedging. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Contracts

The Company is subject to long-term variable rate debt obligations in connection with its credit facilities. These debt obligations expose the Company to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases. The Company believes it is prudent to limit the variability of a portion of its interest payments and, therefore, generally hedges a portion of its variable-rate interest obligations. Accordingly, the Company enters into interest rate hedge/swap agreements whereby the Company receives variable interest rate payments and makes fixed interest rate payments on a portion of its debt.

The Company records its interest rate contracts as Other assets in the Unaudited Condensed Consolidated Balance Sheets at fair value. Changes in fair value are recorded in Interest expense in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The table below provides a summary of the interest rate cap contract the Company had entered into to manage its interest rate exposure related to Predecessor indebtedness:

Description	Borrowing	Notional Amount Outstanding	Receive	Pay	Fiscal Year Entered Into	Original Maturity (Fiscal Year)
Interest rate cap	Term debt	$300,000	2.0%	LIBOR	2012	2015

The foregoing interest rate contract was extinguished in connection with the Merger. The Company has not entered into any interest rate contracts during Year to Date Successor 2014.

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments in accordance with the Fair Value Measurements and Disclosures Topic of the ASC. Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. This topic provides a hierarchy that gives highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities. This topic requires that financial assets and liabilities be classified into one of the following three categories:

Level 1	Quoted prices are available in active markets for identical assets or liabilities;

Level 2	Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable;

Level 3	Unobservable pricing inputs in which little or no market activity exists, therefore, requiring an entity to develop its own assumptions about what market participants would use in pricing an asset or liability.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2 of the valuation hierarchy. Derivative financial instruments that are traded on an index are valued based on direct or indirect prices and classified within Level 2. The fair value of the Company’s derivative financial instruments was estimated using the net present value of a series of cash flows on both the cap and floor components. These cash flows were based on yield curves that take into account the contractual terms of the derivatives, including the period to maturity and market-based parameters such as interest rates and volatility. The Company incorporates nonperformance risk by adjusting the present value of each liability position utilizing an estimation of its credit risk, if applicable.

The effect of the cash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was $0 for Quarter Successor 2014 and Quarter Predecessor 2013. The effect of the cash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was $0 for Year to Date Successor 2014 and Year to Date Predecessor 2013.

The effect of the noncash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

Derivatives Not
Designated as		Amount of Gain or (Loss) Recognized in Income on Derivative (a)
Hedging Instruments Under	Location of Gain or (Loss) Recognized in	Quarter Successor	Quarter Predecessor	Year to Date Successor	Year to Date Predecessor
ASC 815	Income on Derivative	2014	2013	2014	2013
Interest rate cap	Interest expense	$—	$(14)	$—	$(38)

		$—	$(14)	$—	$(38)

(a)	This amount includes noncash interest expense.

The Company’s cash, restricted cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value because of the short-term maturity of these instruments. The Company’s cash equivalents are classified as Level 1 within the fair value hierarchy. The Company’s pension plan assets are classified as Level 2 within the fair value hierarchy and are based off significant observable inputs and unobservable inputs. The Company’s derivatives are measured at fair value using significant other observable inputs and are classified as Level 2.

The Company’s short-term borrowings and long term debt are classified as Level 2 within the fair value hierarchy and are valued based on similar publicly-traded debt securities. See Note – 8 “Long-Term Debt” for additional discussion. The Company’s short-term borrowings and long term debt are summarized below at estimated fair values at December 27, 2013 and June 27, 2014:

	Successor
	Net	Fair Value	Fair Value
	Carrying	December 27,	June 27,
	Value	2013	2014
Notes	$340,679	$374,500	$391,125
Term loan facility	316,800	324,800	323,200

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Warrant

On January 1, 2014, the Company received a warrant related to a strategic alliance agreeement it entered into with Primo Water Corporation (“Primo”). The warrant allows the Company to purchase 475,000 shares of Common Stock of the customer, $0.001 par value, of Primo at an exercise price of $3.04. The Company recorded $613 in Other assets, $88 in Accrued expenses and other current liablities and $525 in Other long-term liabilities on the Unuaudited Condensed Consolidated Balance Sheet for the original fair value of the warrant. The warrant expires in seven years and is being amorized over the term in Net product sales on the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The warrant is classified as Level 2 within the fair value hieracry. The fair value of our stock warrant was estimated using the Black-Scholes option pricing model. The inputs used in the model include the quoted stock price, the strike price, the underlying volatility of traded options for similar publically traded companies, the treasury risk-free rate and the estimated approximate time to conversion. The fair value of the warrant increased from the issue date by $537 as of June 27, 2014 and the increase in value was recorded as a gain in Other, net in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

11. Income Taxes

Under ASC 740-270 - Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense (benefit) is measured using an estimated annual effective income tax rate. Estimates of the annual effective income tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company forecasts its estimated annual effective income tax rate and then applies that rate to its year-to-date pre-tax ordinary income (loss), subject to certain loss limitation provisions. In addition, certain specific transactions are excluded from the Company’s estimated annual effective tax rate computation, but are discretely recognized within income tax expense (benefit) in their respective interim period. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

We account for income taxes under ASC 740 – Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax positions of the Company were impacted by the Merger and the resulting step up in fair value of the assets, which are disallowed for tax purposes.

All tax balances prior to August 31, 2013 were prepared on a separate entity basis and the Quarter Successor 2014 and Year to Date Successor 2014 were prepared on a consolidated entity basis as a result of the Merger, which caused the Company to reflect the same results as DSSG after pushing down the purchase of the Company by Parent.

For Year to Date Successor 2014 and Year to Date Predecessor 2013, the effective tax rate was 27.9% and 33.3%, respectively. In Year to Date Successor 2014, permanent differences and a tax refund receivable deemed uncollectible decreased the effective tax rate due to the Company’s forecasted annual loss. In Year to Date Predecessor 2013, the Company forecasted income for the year so permanent items

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

had an adverse impact on the rate. Additionally, the benefit of the retroactive reinstatement of certain tax credits in Year to Date Predecessor 2013 decreased our effective tax rate below the statutory rate as a result of year to date income incurred.

At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect, and are individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

As of June 27, 2014 and December 27, 2013, the amount of the unrecognized tax benefits was $172 and $171, respectively, exclusive of interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits, for both June 27, 2014 and December 27, 2013, the Company had $5 of accrued interest and penalties associated with uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Polycycle Solutions, LLC, a former wholly-owned subsidiary of the Company that was merged into the Company effective December 2013, is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the tax year ended November 15, 2011. There are no material state examinations currently in process. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by the tax authorities for years before 2010. For U.S federal and state jurisdiction purposes, the statute of limitations is generally open from 2010 forward. In addition, a tax indemnification agreement has been executed that requires any income tax adjustment in periods through the closing of the Merger to be retained by Seller.

12. Stock Compensation Plan

Under the DSSG stock compensation plan (the “Plan”), the Company was authorized to issue a maximum of 625,000 shares of DSSG’s common stock.

During Quarter Predecessor 2013, the Company recognized pre-tax stock compensation expense of approximately $294. There were no options granted under the Plan in Quarter Predecessor 2013. During Year to Date Predecessor 2013 the Company recognized pre-tax stock compensation expense of $588. There were no options granted under the Plan in Year to Date Predecessor 2013.

In connection with the Merger, the Plan which provided that nonqualified stock options may be issued to select employees, officers and directors of the Company was accelerated and canceled. For further discussion on the Merger refer to Note—3 “Acquisition of Predecessor.” No additional stock compensation plan has been adopted since the Merger.

13. Business Segment and Geographic Information

The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (the “CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company has two operating segments and reportable segments, which are presented below:

•	Beverage Services consist of sales of products and equipment rental income from the Company’s Home and Office Delivery (“HOD”) bottled water services, OCS and filtration services. The Company sells bottled water, brewed beverages and ancillary products, and rents water dispensers, brewed beverage equipment and filtration equipment to residential and commercial customers. Beverage Services are provided through the Company’s national network of sales and distribution facilities, vehicles and routes.

•	Retail Services consist of sales of the Company’s nonreturnable branded and private label one- and two- and a half-gallon high-density polyethylene (“HDPE”) bottles, as well as branded polyethylene terephthalate (“PET”) bottles, to major retailers. These products are distributed to retailers in all 50 states.

These operating segments were determined based on the nature of our sales channels. The measures that are used to assess the reportable segment’s operating performance are revenues and gross profit (excluding depreciation expense). A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The table below presents information about the Company’s reportable segments for Quarter Successor 2014 and Quarter Predecessor 2013:

	Quarter Successor 2014	Quarter Predecessor 2013
Net revenue
Beverage services	$216,149	$204,437
Retail services	35,239	31,327

Total net revenue	251,388	235,764

Gross profit (excluding depreciation expense)
Beverage services	163,686	155,009
Retail services	1,412	2,649

Total reportable segment profit (excluding depreciation expense)	165,098	157,658

Expenses not allocated to the reportable segments	164,646	152,611

Income before income taxes	$452	$5,047

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The table below presents information about the Company’s reportable segments for Year to Date Successor 2014 and Year to Date Predecessor 2013:

	Year to Date Successor 2014	Year to Date Predecessor 2013
Net revenue
Beverage services	$414,284	$394,547
Retail services	67,630	63,716

Total net revenue	481,914	458,263

Gross profit (excluding depreciation expense)
Beverage services	311,902	297,541
Retail services	3,468	6,208

Total reportable segment profit (excluding depreciation expense)	315,370	303,749

Expenses not allocated to the reportable segments	329,430	301,540

Income (loss) before income taxes	$(14,060)	$2,209

Expenses not specifically related to the reportable segments are shown separately in the above reconciliation to consolidated income (loss) before income taxes. Expenses not allocated to the reportable segments are comprised of freight charges, variable manufacturing costs, depreciation & amortization, compensation, other corporate support related costs, interest expense and other, net costs.

No customer represented more than 10% of the Company’s total revenues during Quarter Successor 2014, Quarter Predecessor 2013, Year to Date Successor 2014 and Year to Date Predecessor 2013. The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with GAAP enterprise-wide disclosure requirements, the Company’s net revenues from external customers by main product lines are as follows:

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	Quarter Successor 2014	Quarter Predecessor 2013	% Change
Returnable (5G/3G)	$113,317	$103,763	9.2%
Small pack (PET/HDPE)	56,244	52,130	7.9
Coffee & break room supplies	39,205	39,767	(1.4)
Filtration	6,111	5,561	9.9
Rental equipment (water dispensers/brewers)	19,354	19,143	1.1
Other	17,157	15,400	11.4

	$251,388	$235,764	6.6%

	Year to Date Successor 2014	Year to Date Predecessor 2013	% Change
Returnable (5G/3G)	$213,766	$195,055	9.6%
Small pack (PET/HDPE)	105,659	100,229	5.4
Coffee & break room supplies	79,621	80,931	(1.6)
Filtration	12,150	11,004	10.4
Rental equipment (water dispensers/brewers)	38,720	38,014	1.9
Other	31,998	33,030	(3.1)

	$481,914	$458,263	5.2%

The Company recognizes rental income on filtration, brewers and dispensing equipment at customer locations based on the terms of the related operating leases, which are generally on a 28-day period. Amounts billed to customers for rental in future periods are deferred and included in Accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. Most revenues from product sales and rentals are made on credit without collateral. Total rental income for Quarter Successor 2014 and Quarter Predecessor 2013 was $24,935 and $24,365, respectively. This consists of water dispenser rental income of $19,354 and $19,143 for Quarter Successor 2014 and Quarter Predecessor 2013, respectively, as well as filtration rental income of $5,581 and $5,222 for Quarter Successor 2014 and Quarter Predecessor 2013, respectively. Total filtration income consists of filtration rental income, as noted above, as well as filtration other income of $530 and $339 for Quarter Successor 2014 and Quarter Predecessor 2013, respectively. Total rental income for Year to Date Successor 2014 and Year to Date Predecessor 2013 was $49,888 and $48,359, respectively. This consists of water dispenser rental income of $38,720 and $38,014 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively, as well as filtration rental income of $11,168 and $10,345 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. Total filtration income consists of filtration rental income, as noted above, as well as filtration other income of $982 and $659 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively.

The Company’s Other revenues from external customers included energy surcharge fees, finance fees and the sale of three- and five-gallon polycarbonate bottles.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

14. Supplemental Condensed Consolidating Financial Information

As discussed in Note - 3 “Acquisition of Predecessor”, DSSA issued the Notes in connection with the Transactions (in such capacity, the “Issuer”). DSSA’s obligations with respect to the Notes are guaranteed by the Company (in such capacity, the “Parent Guarantor”) and Crystal Springs of Alabama Holdings, LLC, a Delaware limited liability company (in such capacity, the “Guarantor Subsidiary”). The Guarantor Subsidiary is a 100%-owned domestic subsidiary of the Issuer and the Issuer is a 100%-owned domestic subsidiary of the Parent Guarantor. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The Guarantor Subsidiary’s sole asset is a 50% interest in a joint venture operating under the name Crystal Springs of Alabama (“CSAL”). CSAL is not a guarantor of the Notes and is not presented since it is not a consolidated entity.

The following supplemental financial information sets forth the Unaudited Condensed Consolidating Balance Sheets, the Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss), and the Unaudited Condensed Consolidating Statements of Cash Flows for each of the Issuer, the Parent Guarantor and the Guarantor Subsidiary independently and on a consolidated basis:

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Balance Sheets June 27, 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$27,287	$(246)	$—	$27,041
Trade accounts receivable, net of allowance for doubtful accounts of $3,707	—	109,292	—	—	109,292
Inventories	—	43,046	—	—	43,046
Prepaid and other current assets	—	8,914	—	—	8,914
Income tax receivable	—	962	—	—	962
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	215,628	(246)	—	215,382
Property, plant and equipment, net	—	418,981	—	—	418,981
Intangibles, net	—	355,689	—	—	355,689
Goodwill	—	198,849	—	—	198,849
Investment in subsidiary	239,922	47	—	(239,969)	—
Other assets	—	6,223	293	—	6,516
Deferred financing costs, net	—	26,188	—	—	26,188

Total assets	$239,922	$1,221,605	$47	$(239,969)	$1,221,605

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,200	$—	$—	$3,200
Accounts payable	—	43,654	—	—	43,654
Accrued expenses and other current liabilities	—	56,887	—	—	56,887
Current portion of insurance reserves	—	11,192	—	—	11,192
Customer deposits	—	32,932	—	—	32,932

Total current liabilities	—	147,865	—	—	147,865
Long-term debt, less current portion, less discounts	—	654,501	—	—	654,501
Insurance reserves, less current portion	—	16,372	—	—	16,372
Other long-term liabilities	—	2,956	—	—	2,956
Deferred tax liabilities	—	159,989	—	—	159,989

Total liabilities	—	981,683	—	—	981,683

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	260,698	260,698	25	(260,723)	260,698
Accumulated other comprehensive loss	281	281	—	(281)	281
Retained (deficit) earnings	(21,057)	(21,057)	22	21,035	(21,057)

Total shareholders’ equity (deficit)	239,922	239,922	47	(239,969)	239,922

Total liabilities and shareholders’ equity (deficit)	$239,922	$1,221,605	$47	$(239,969)	$1,221,605

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Balance Sheets December 27, 2013
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,307	$—	$—	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $4,513	—	97,179	—	—	97,179
Inventories	—	36,279	—	—	36,279
Prepaid and other current assets	—	11,401	—	—	11,401
Income tax receivable	—	1,608	—	—	1,608
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	206,901	—	—	206,901
Property, plant and equipment, net	—	428,036	—	—	428,036
Intangibles, net	—	365,870	—	—	365,870
Goodwill	—	198,849	—	—	198,849
Investment in subsidiary	250,057	120	—	(250,177)	—
Other assets	—	5,060	120	—	5,180
Deferred financing costs, net	—	28,855	—	—	28,855

Total assets	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,211	$—	$—	$3,211
Accounts payable	—	31,172	—	—	31,172
Accrued expenses and other current liabilities	—	63,274	—	—	63,274
Current portion of insurance reserves	—	14,059	—	—	14,059
Customer deposits	—	32,408	—	—	32,408

Total current liabilities	—	144,124	—	—	144,124
Long-term debt, less current portion, less discounts	—	655,025	—	—	655,025
Insurance reserves, less current portion	—	16,401	—	—	16,401
Other long-term liabilities	—	3,032	—	—	3,032
Deferred tax liabilities	—	165,052	—	—	165,052

Total liabilities	—	983,634	—	—	983,634

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	260,698	260,698	25	(260,723)	260,698
Accumulated other comprehensive loss	281	281	—	(281)	281
Retained (deficit) earnings	(10,922)	(10,922)	95	10,827	(10,922)

Total shareholders’ equity (deficit)	250,057	250,057	120	(250,177)	250,057

Total liabilities and shareholders’ equity (deficit)	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Quarter Successor 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$226,453	$—	$—	$226,453
Net rental income	—	24,935	—	—	24,935

Net revenue	—	251,388	—	—	251,388
Cost of products sold	—	98,448	—	—	98,448
Cost of rentals	—	3,415	—	—	3,415

Cost of revenue	—	101,863	—	—	101,863

Gross profit	—	149,525	—	—	149,525
Selling, general and administrative	—	129,536	(89)	—	129,447
Amortization of intangible assets	—	5,091	—	—	5,091

Operating income	—	14,898	89	—	14,987

Other (expense) income
Interest expense	—	(14,711)	—	—	(14,711)
Net earnings of equity affiliates	(550)	89	—	461	—
Other, net	—	176	—	—	176

Other (expense) income	(550)	(14,446)	—	461	(14,535)

(Loss) income before income taxes	(550)	452	89	461	452
Income tax benefit	—	1,002	—	—	1,002

Net (loss) income	(550)	(550)	89	461	(550)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive (loss) income	$(550)	$(550)	$89	$461	$(550)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Quarter Predecessor 2013
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$211,399	$—	$—	$211,399
Net rental income	—	24,365	—	—	24,365

Net revenue	—	235,764	—	—	235,764
Cost of products sold	—	85,864	—	—	85,864
Cost of rentals	—	2,758	—	—	2,758

Cost of revenue	—	88,622	—	—	88,622

Gross profit	—	147,142	—	—	147,142
Selling, general and administrative	—	124,805	(97)	—	124,708
Amortization of intangible assets	—	2,277	—	—	2,277

Operating income	—	20,060	97	—	20,157

Other (expense) income
Interest expense	—	(15,122)	—	—	(15,122)
Net earnings of equity affiliates	3,112	97	—	(3,209)	—
Other, net	—	12	—	—	12

Other (expense) income	3,112	(15,013)	—	(3,209)	(15,110)

(Loss) income before income taxes	3,112	5,047	97	(3,209)	5,047
Income tax benefit	—	1,935	—	—	1,935

Net (loss) income	3,112	3,112	97	(3,209)	3,112
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $15	(24)	(24)	—	24	(24)

Comprehensive income (loss)	$3,088	$3,088	$97	$(3,185)	$3,088

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Year to Date Successor 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$432,026	$—	$—	$432,026
Net rental income	—	49,888	—	—	49,888

Net revenue	—	481,914	—	—	481,914
Cost of products sold	—	190,531	—	—	190,531
Cost of rentals	—	6,550	—	—	6,550

Cost of revenue	—	197,081	—	—	197,081

Gross profit	—	284,833	—	—	284,833
Selling, general and administrative	—	259,486	(172)	—	259,314
Amortization of intangible assets	—	10,181	—	—	10,181

Operating income	—	15,166	172	—	15,338

Other (expense) income
Interest expense	—	(29,930)	—	—	(29,930)
Net earnings of equity affiliates	(10,135)	172	—	9,963	—
Other, net	—	532	—	—	532

Other (expense) income	(10,135)	(29,226)	—	9,963	(29,398)

(Loss) income before income taxes	(10,135)	(14,060)	172	9,963	(14,060)
Income tax benefit	—	(3,925)	—	—	(3,925)

Net (loss) income	(10,135)	(10,135)	172	9,963	(10,135)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive (loss) income	$(10,135)	$(10,135)	$172	$9,963	$(10,135)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Year to Date Predecessor 2013
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$409,904	$—	$—	$409,904
Net rental income	—	48,359	—	—	48,359

Net revenue	—	458,263	—	—	458,263
Cost of products sold	—	170,128	—	—	170,128
Cost of rentals	—	5,280	—	—	5,280

Cost of revenue	—	175,408	—	—	175,408

Gross profit	—	282,855	—	—	282,855
Selling, general and administrative	—	245,551	(147)	—	245,404
Amortization of intangible assets	—	4,698	—	—	4,698

Operating income	—	32,606	147	—	32,753

Other (expense) income
Interest expense	—	(30,410)	—	—	(30,410)
Net earnings of equity affiliates	1,474	147	—	(1,621)	—
Other, net	—	(134)	—	—	(134)

Other (expense) income	1,474	(30,397)	—	(1,621)	(30,544)

(Loss) income before income taxes	1,474	2,209	147	(1,621)	2,209
Income tax benefit	—	735	—	—	735

Net income (loss)	1,474	1,474	147	(1,621)	1,474
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $31	(48)	(48)	—	48	(48)

Comprehensive income (loss)	$1,426	$1,426	$147	$(1,573)	$1,426

Supplemental Unaudited Condensed Consolidating Statements of Cash Flows Year to Date Successor 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$30,774	$(172)	$—	$30,602
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	67	—	—	67
Purchases of property, plant and equipment	—	(36,324)	—	—	(36,324)

Net cash used in investing activities	—	(36,257)	—	—	(36,257)

Cash flows from financing activities
Contribution to guarantor	—	(172)	172	—	—
Repayments of long-term debt and capital leases	—	(1,611)	—	—	(1,611)

Net cash used in financing activities	—	(1,783)	172	—	(1,611)

Net decrease in cash and cash equivalents	—	(7,266)	—	—	(7,266)
Cash and cash equivalents
Beginning of period	—	34,553	(246)		34,307

End of period	$—	$27,287	$(246)	$—	$27,041

Supplemental Condensed Consolidating Statements of Cash Flows Year to Date Predecessor 2013
Predecessor	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$18,857	$(147)	$—	$18,710
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	241	—	—	241
Purchases of property, plant and equipment	—	(44,068)	—	—	(44,068)
Purchase of business (Note 4)	—	(648)	—		(648)
Restricted Cash	—	3,500	—	—	3,500

Net cash used in investing activities	—	(40,975)	—	—	(40,975)

Cash flows from financing activities
Contribution to guarantor	—	(147)	147	—	—
Repayments of long-term debt and capital leases	—	(4,141)	—	—	(4,141)

Net cash used in financing activities	—	(4,288)	147	—	(4,141)

Net decrease in cash and cash equivalents	—	(26,406)	—	—	(26,406)
Cash and cash equivalents
Beginning of period	—	35,524	—	—	35,524

End of period	$—	$9,118	$—	$—	$9,118

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the fiscal periods ending June 27, 2014 and June 28, 2013 covers the period beginning December 28, 2013 through and including June 27, 2014 (such period, the “Successor” period) and the period beginning December 29, 2012 through and including June 28, 2013 (such period, the “Predecessor” period). You should read the following discussion of our results of operations and financial condition in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this report and the information set forth in the Registration Statement (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) and disclosures made in other filings with the SEC. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Registration Statement. Actual results may differ materially from those contained in any forward-looking statements. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “we,” “our,” “us” and the “Company” refer to DS Services Holdings, Inc. and its consolidated subsidiaries.

Overview

We are a national direct-to-consumer provider of bottled water, office coffee service and water filtration services. We offer a comprehensive portfolio of beverage products, equipment and supplies to approximately 1.5 million customers through its network of over 200 sales and distribution facilities and daily operation of over 2,100 routes. With one of the broadest distribution networks in the country, we reach approximately 90 percent of U.S. households and efficiently services homes and national, regional and local offices. Please visit our website www.water.com for more information about us.

Business Organization

Successor

On August 30, 2013, DS Services Holdings, Inc., a Delaware corporation (individually and, where appropriate in the context, collectively with its consolidated subsidiaries, the “Company”) was indirectly acquired by Crestview DSW Investors, L.P., a Delaware limited partnership and affiliate of Crestview Partners (“Parent”) and certain co-investors, including GCM Grosvenor NPS, L.P. (formerly known as CS NPS, L.P.), affiliates of StepStone LLC and various other co-investors (collectively with Parent, the “DSSG Stockholders”) in connection with their acquisition of DSS Group, Inc., a Delaware corporation and the sole shareholder of the Company (“DSSG”), pursuant to that certain Agreement and Plan of Merger dated as of July 23, 2013 (the “Merger Agreement”), by and among the DSSG Stockholders, Crestview DSW Merger Sub, Inc., a Delaware corporation (“Acquisition Sub”) and wholly owned subsidiary of Parent, DSSG, and DSW Group Holdings, LLC, a Delaware limited liability company (“Seller”), in a transaction hereinafter referred to as the “Merger.”

In connection with the Merger, Acquisition Sub merged with and into DSSG, with DSSG as the surviving corporation, and Crestview DS Merger Sub II, Inc., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of Acquisition Sub, merged with and into DS Services of America, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DSSA”), with DSSA as the surviving corporation (such Merger Sub and DSSA merger, the “Issuer Merger”). The Merger, the Issuer Merger, the relating financings, the equity contributions and the payment of all costs related to these transactions are collectively referred to in this report as the “Transactions.”

Predecessor

In 2012, a majority interest in DSSG was indirectly acquired by a group of noteholders under the Note Purchase Agreement dated as of October 24, 2007 (the “DSSG Group Note”), by and among DSSG and such noteholders, which group was led by Solar Capital, Magnetar Capital and GoldenTree Capital. The Noteholders held their majority interest in DSSG through their ownership of Seller.

The following discussion and analysis of our results of operations and financial condition covers periods prior to and after the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods does not necessarily reflect the impact that the Transactions will have on us.

Description of Reportable Segments

We operate through two reportable segments: Beverage Services and Retail Services. Beverage Services consist of sales and rental income from our HOD bottled water, brewed beverage services and filtration services. We sell bottled water, brewed coffee and beverage-related equipment, plus water filtration system products and services to residential and commercial customers. Beverage Services products are delivered through our national network of distribution facilities, vehicles and routes. Retail Services consist of sales of our non-returnable branded and private label one- and two- and a half-gallon HDPE bottles, as well as branded PET bottles, to major retailers. Retail Services products are distributed in all 50 states and are typically delivered to our retail customers’ distribution centers by common carrier transportation.

Acquisition Activity

We have successfully completed 45 acquisitions related to Beverage Services since the beginning of 2007 and we intend to continue to grow our business through selective acquisitions. Our large customer base allows us to add customers through acquisitions of HOD bottled water and OCS businesses in regions we already serve, generating meaningful cost savings by increasing customer density and allowing us to combine delivery routes to increase efficiency. Our acquisitions of filtration businesses also enable us to leverage our existing delivery routes and service customers more profitably through our network of delivery and customer service personnel. These acquisitions bring new customers, enhance our cross-selling opportunities and increase revenue without significantly increasing related expenses.

Our recent acquisitions include our 2013 purchase of the OCS and water filtration business of Cascade Coffee, Inc. for an aggregate purchase price of $4.3 million plus 3.0% of annual revenue generated from acquired customers over a three year period from August 9, 2013.

Our Growth Strategies and Outlook

We are one of the two leading providers within the HOD bottled water market and believe that we have the strongest position within this market based on the population base we service, our nationwide distribution capabilities and the size of our sales force in this market. In addition, we believe we are one of the top five providers in OCS and filtration services based on net revenue generated during the fiscal year ended December 27, 2013. We benefit from our large and efficient distribution network, our strong sales and marketing efforts as well as our disciplined and selective approach to acquisitions. In the future, we plan to continue to invest both time and financial resources in our business to achieve the following objectives and to maintain our leading position in the industries in which we compete:

•	enhance sales and marketing efforts to add new customers;

•	continue to improve customer retention;

•	diversify our product portfolio and pursue cross-sell opportunities to increase revenue per customer;

•	selectively acquire competitors to increase our route density or to expand into new markets;

•	broaden distribution of our products through strategic partnerships;

•	improve overall operating efficiencies, while at the same time improving our customer service; and

•	leverage our fixed cost base and drive financial performance.

Key Performance Indicators

Net Revenue

Beverage Services

In Beverage Services, we generate revenues primarily in our HOD bottled water business from the rental of water dispensers and regularly scheduled delivery of our bottled water products, which includes three- and five-gallon returnable bottles, one- and two- and a half-gallon non-returnable bottles and 500 ml, one liter and other sizes of PET bottles, as well as ancillary products, to homes and offices. In our OCS business, we generate revenue from the delivery of brewed beverage products, breakroom supplies and complementary products such as cups and flavored beverages as well as through brewer rentals. Our HOD bottled water and OCS sales are driven by the number of customers, the consumption per customer and price. In filtration services, we generate revenue from the rental and routine maintenance of filtration equipment. Our filtrations sales are driven by the number of customers and price. We generate additional revenue from filtration and brewer installation, repair, de-installation and service. We charge certain fees to our customers in connection with such sales and rentals, including energy surcharge fees and finance charges.

Retail Services

We generate revenue from the retail sale of one- and two- and a half-gallon non-returnable bottles and PET bottles to retailers, which products are delivered directly to their distribution centers for redistribution to their outlets for eventual sale to the public. Our retail sales are driven by the number of customers, the sales of our products by such customers to consumers and price.

Cost of Revenue

Our cost of revenue primarily consists of:

•	cost of raw materials, including non-returnable bottles, and cost of products for resale;

•	production expenses related to the purification process and bottling operations;

•	maintenance and repair of rental equipment;

•	cost of freight (including fuel costs) to transport product from our production facilities to our distribution centers and retailers’ distribution centers; and

•	depreciation of our production equipment, returnable bottles and water dispensers and other rental equipment.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses primarily consist of expenses relating to our loading and distribution activities, selling and advertising expenses and general and administrative expenses. Operating expenses with respect to our loading and distribution activities primarily consist of labor, commissions received by our Route Sales Representatives (“RSRs”), fleet maintenance, fuel and propane costs. Selling and advertising costs include labor, commissions and outside marketing related expenditures. Our general and administrative expenses include costs related to customer service, billing and collection functions, executive, finance, engineering, legal, risk management, human resources and information technology functions.

Adjusted EBITDA

We use Adjusted EBITDA to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. We believe that Adjusted EBITDA provides an additional tool in evaluating ongoing operating results and trends and in comparing our financial measures with other distribution and retail companies, many of which present similar non-GAAP financial measures. For additional information about Adjusted EBITDA, please see “—Net Income Reconciliation to EBITDA and Adjusted EBITDA.”

Other Key Performance Indicators

As previously indicated, our net revenue is primarily driven by the number of customers, consumption per customer and price. While we use a number of internal metrics to analyze net revenue, our key internal metrics are average water customer base, average customer consumption and average price per bottle (three- and five-gallon returnable bottles). We define average water customer base as the average number of customers who purchased water products from us during a measurement period, average customer consumption as the three- and five-gallon returnable sales volume (bottles) per customer per 21-day period (which is the approximate number of working days during each month), and average price per bottle (three- and five-gallon returnable bottles) as the average price at which our customers purchased bottles from us during a measurement period. These key performance indicators help us measure our operating performance, evaluate growth trends, establish budgets and financial projections and formulate strategic plans.

The following table provides more detail of our key performance indicators:

	Successor	Predecessor	Successor	Predecessor
	Fiscal Three Months Ended June 27, 2014	Fiscal Three Months Ended June 28, 2013	Fiscal Six Months Ended June 27, 2014	Fiscal Six Months Ended June 28, 2013
Average Water Customer Base (a)	1,308,237	1,288,899	1,302,148	1,279,429
Average Customer Consumption (b)	5.4	4.9	5.0	4.7
Average Price Per Bottle (c)	$6.33	$6.43	$6.36	$6.37
Adjusted EBITDA (in thousands) (d)	$46,484	$42,976	$79,437	$75,773

(a)	The growth in our average water customer base during the fiscal three months ended June 27, 2014 compared to the fiscal three months ended June 28, 2013, as well as in the fiscal six months ended June 27, 2014 as compared to the fiscal six months ended June 28, 2013, was primarily driven by our strategic alliances with each of Costco and Primo.
(b)	Our increase in the average customer consumption during the fiscal three months ended June 27, 2014 compared to the fiscal three months ended June 28, 2013, as well as in the fiscal six months ended June 27, 2014 compared to the fiscal six months ended June 28, 2013, was primarily driven by a 10% increase in our commercial customer base consumption, specifically our large national key account customers. In addition, our residential customer consumption increased 4% in both the fiscal three months and fiscal six months ended June 27, 2014 compared to the fiscal three and fiscal six months ended June 28, 2013.

(c)	The fiscal three months ended June 27, 2014 included the further expansion of our three- and five-gallon returnable bottles at retail locations due to the strategic alliance agreement with Primo which drove our average price per bottle lower than the fiscal three months ended June 28, 2013. The fiscal six months ended June 27, 2014 included the impact of the Primo strategic alliance which decreased average price per bottle, however, mitigating this were customer price increases due to a competitive assessment of the marketplace and consideration of our competitors pricing to determine appropriate prices for our customers, which drove the average price per bottle to be flat with the fiscal six months ended June 28, 2013.
(d)	Due to the growth in our revenues driven by our increasing average customer base and average price per bottle, coupled with improvements in production efficiencies and controlling selling, general, and administrative costs, Adjusted EBITDA has grown period over period.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, amounts derived from our unaudited condensed consolidated statements of income (loss), related percentages of total net revenues and an analysis of variances in these results:

Fiscal Three Months Ended June 27, 2014 Compared With Fiscal Three Months Ended June 28, 2013

	Successor		Predecessor
Income Statement Data:	Fiscal Three Months Ended June 27, 2014		Fiscal Three Months Ended June 28, 2013
Net revenue	$251,388	100%	$235,764	100%
Cost of revenue	101,863	40.5	88,622	37.6

Gross profit	149,525	59.5	147,142	62.4
Selling, general and administrative	129,447	51.5	124,708	52.9
Amortization of intangible assets	5,091	2.0	2,277	1.0

Operating income	14,987	6.0	20,157	8.5

Other expenses:
Interest expense	(14,711)	(5.9)	(15,122)	(6.4)
Other, net	176	0.1	12	0.0

Other expense	(14,535)	(5.8)	(15,110)	(6.4)

Income (loss) before income taxes	452	0.2	5,047	2.1
Income tax expense	1,002	0.4	1,935	0.8

Net income (loss)	($550)	(0.2%)	$3,112	1.3%

Fiscal Six Months Ended June 27, 2014 Compared With Fiscal Six Months Ended June 28, 2013

	Successor		Predecessor
Income Statement Data:	Fiscal Six Months Ended June 27, 2014		Fiscal Six Months Ended June 28, 2013
Net revenue	$481,914	100%	$458,263	100%
Cost of revenue	197,081	40.9	175,408	38.3

Gross profit	284,833	59.1	282,855	61.7
Selling, general and administrative	259,314	53.8	245,404	53.6
Amortization of intangible assets	10,181	2.1	4,698	1.0

Operating income	15,338	3.2	32,753	7.1

Other expenses:
Interest expense	(29,930)	(6.2)	(30,410)	(6.6)
Other, net	532	0.1	(134)	(0.0)

Other expense	(29,398)	(6.1)	(30,544)	(6.6)

Income (loss) before income taxes	(14,060)	(2.9)	2,209	0.5
Income tax expense (benefit)	(3,925)	(0.8)	735	0.2

Net income (loss)	($10,135)	(2.1%)	$1,474	0.3%

Net Revenue

Net revenues for the fiscal three months ended June 27, 2014 increased $15.6 million, or 6.6%, to $251.4 million from $235.8 million for the fiscal three months ended June 28, 2013.

Net revenues for the fiscal six months ended June 27, 2014 increased $23.7 million, or 5.2%, to $481.9 million from $458.3 million for the fiscal six months ended June 28, 2013.

The following table provides more detail of our net revenue breakdown for the fiscal three months ended June 27, 2014 and June 28, 2013, respectively:

	Successor	Predecessor
Net Revenue Components:	Fiscal Three Months Ended June 27, 2014	Fiscal Three Months Ended June 28, 2013	% Change
Returnable (5G/3G)	$113,317	$103,763	9.2%
Small pack (PET/HDPE)	56,244	52,130	7.9
Coffee & break room supplies	39,205	39,767	(1.4)
Filtration	6,111	5,561	9.9
Rental equipment (water dispensers/brewers)	19,354	19,143	1.1
Other	17,157	15,400	11.4

	$251,388	$235,764	6.6%

The following table provides more detail of our net revenue breakdown for the fiscal six months ended June 27, 2014 and June 28, 2013, respectively:

	Successor	Predecessor
Net Revenue Components:	Fiscal Six Months Ended June 27, 2014	Fiscal Six Months Ended June 28, 2013	% Change
Returnable (5G/3G)	$213,766	$195,055	9.6%
Small pack (PET/HDPE)	105,659	100,229	5.4
Coffee & break room supplies	79,621	80,931	(1.6)
Filtration	12,150	11,004	10.4
Rental equipment (water dispensers/brewers)	38,720	38,014	1.9
Other	31,998	33,030	(3.1)

	$481,914	$458,263	5.2%

Returnable (Three- and Five-Gallon)

Three- and five-gallon returnable revenue in the fiscal three months ended June 27, 2014 increased $9.5 million, or 9.2%, to $113.3 million from $103.8 million in the fiscal three months ended June 28, 2013. The growth was attributable to an increase of our average water customer base, which increased 18,400, or 1.4%, coupled with an increase in average customer consumption of 8.2%, driving a 10.9% increase in volume. Mitigating this growth was a $0.10 decrease in the average selling prices. The decline in the average selling price was driven by the expansion of our three- and five-gallon returnable bottles at retail locations due to the strategic alliance agreement with Primo which drove down our average price per bottle lower than in the fiscal three months ended June 28, 2013.

Three- and five-gallon returnable revenue in the fiscal six months ended June 27, 2014 increased $18.7 million, or 9.6%, to $213.8 million from $195.1 million in the fiscal six months ended June 28, 2013. The growth was attributable in part to an increase of our average water customer base, which increased 21,900, or 1.7%, coupled with an increase in average customer consumption of 7.5%, driving a 9.9% increase in volume. Returnable product average selling prices were flat as compared to the same period in the prior year.

Small Pack (PET/HDPE)

PET and HDPE revenue in the fiscal three months ended June 27, 2014 increased $4.1 million, or 7.9%, to $56.2 million from $52.1 million in the fiscal three months ended June 28, 2013. Small pack revenues in our Retail Services segment accounted for $3.9 million, or a 12.5% increase, driven by a 13.0% increase in volume fueled by private label (store brand) products.

PET and HDPE revenue in the fiscal six months ended June 27, 2014 increased $5.5 million, or 5.4%, to $105.7 million from $100.2 million in the fiscal six months ended June 28, 2013. Of the total increase, small pack revenues in our Retail Services segment increased $3.9 million, or 6.1%, due to 5.8% increase in volume primarily attributable to private label (store brand) HDPE products. PET revenues in our Beverage Services increased driven by increased execution of selling new products items driving an 8.6% increase in volume.

Coffee and Breakroom Supplies

Coffee and breakroom supplies revenue in the fiscal three months ended June 27, 2014 decreased $0.6 million, or 1.4%, to $39.2 million from $39.8 million in the fiscal three months ended June 28, 2013. The decrease was driven by lower revenues of our complementary product lines due to a strategic shift in our RSRs to service our growing returnable water customer base.

Coffee and breakroom supplies revenue in the fiscal six months ended June 27, 2014 decreased $1.3 million, or 1.6%, to $79.6 million from $80.9 million in the fiscal six months ended June 28, 2013. As noted above, the decrease was driven by lower revenues of our complementary product lines due a strategic shift for our RSRs to service our growing returnable water customer base.

Filtration

Filtration revenue in the fiscal three months ended June 27, 2014 increased $0.5 million, or 9.9%, to $6.1 million from $5.6 million in the fiscal three months ended June 28, 2013. The increase was primarily a result of a 6.3% increase in our filtration customer base.

Filtration revenue in the fiscal six months ended June 27, 2014 increased $1.1 million, or 10.4%, to $12.1 million from $11.0 million in the fiscal six months ended June 28, 2013. The increase was primarily a result of a 6.0% increase in our filtration customer base.

Rental

Revenue generated from rental products, including water dispensers and brewers, in the fiscal three months ended June 27, 2014 increased $0.2 million, or 1.1%, to $19.3 million from $19.1 million in the fiscal three months ended June 28, 2013. Our expanded presence and strategic product placement with a major retailer has helped generate a 2.1% higher average dispenser rental customer base as compared to the prior year despite our bundling of services, which we refer to as budget plans (“Budget Plans”), having a 0.5% lower average price.

Revenue generated from rental products, including water dispensers and brewers, in the fiscal six months ended June 27, 2014 increased $0.7 million, or 1.9%, to $38.7 million from $38.0 million in the fiscal six months ended June 28, 2013. Our expanded presence and strategic product placement with a major retailer has helped generate a 2.6% higher average dispenser rental customer base as compared to the prior year despite our Budget Plans having a 0.4% lower average price.

Other

Other revenue in the fiscal three months ended June 27, 2014 increased $1.8 million, or 11.4%, to $17.2 million from $15.4 million in the fiscal three months ended June 28, 2013. The increase was primarily a result of a $1.0 million increase in the sales of three- and five-gallon polycarbonate bottles, coupled with $0.3 million increase in bottle forfeiture charges and $0.2 million increase in water delivery fees as compared to the same period in the prior year.

Other revenue in the fiscal six months ended June 27, 2014 decreased $1.0 million, or 3.1%, to $32.0 million from $33.0 million in the fiscal six months ended June 28, 2013. The decrease was primarily due to a one-time recognition of $3.1 million in bottle forfeiture charges during March 2013 that did not occur during 2014. Mitigating this was a $1.8 million increase in the sales of three- and five-gallon polycarbonate bottles during the fiscal six month period ended June 27, 2014 as compared to the fiscal six month period ended June 28, 2013.

Cost of Revenue

Cost of revenue for the fiscal three months ended June 27, 2014 increased $13.3 million, or 14.9%, to $101.9 million from $88.6 million in the fiscal three months ended June 28, 2013. In relation to the cost of rentals, a $0.6 million increase was primarily due to an increase in cooler and brewer sanitization resulting from an increase in our customer base. In relation to the cost of products sold, the increase was primarily due to a:

•	$5.1 million increase in depreciation costs on new plant capital expenditures and increased basis of assets revalued as part of purchase accounting;

•	$4.8 million increase in HDPE products associated with higher revenues and increased commodity pricing of resin and corrugate;

•	$2.0 million increase in freight charges resulting from an increase in deliveries to our customer base; and

•	$1.1 million increase in Returnable costs associated with higher revenues.

Cost of revenue for the fiscal six months ended June 27, 2014 increased $21.7 million, or 12.4%, to $197.1 million from $175.4 million in the fiscal six months ended June 28, 2013. In relation to the cost of rentals, a $1.2 million increase was primarily due to an increase in cooler and brewer sanitation resulting from an increase in our customer base. In relation to the cost of products sold, the increase was primarily due to a:

•	$9.6 million increase in depreciation costs on new plant capital expenditures and increased basis of assets revalued as part of purchase accounting;

•	$8.1 million increase in HDPE products associated with higher revenues and increased commodity pricing of resin and corrugate;

•	$2.6 million increase in freight charges resulting from an increase in deliveries to our customer base;

•	$1.9 million increase in Returnable costs associated with higher revenues; offset by,

•	$1.7 million decrease in coffee and breakroom supplies due to lower revenues and a reduction of costs based on more vendor rebates received.

Gross Profit

Gross profit in the fiscal three months ended June 27, 2014 increased $2.4 million, or 1.6%, to $149.5 million, or 59.5% of net revenues, from $147.1 million, or 62.4% of net revenues, in the fiscal three months ended June 28, 2013. The increase in gross profit was generated primarily by higher water customer base coupled with higher returnable water consumption offset by increased depreciation costs and an increase in HDPE commodity costs.

Gross profit in the fiscal six months ended June 27, 2014 increased $1.9 million, or 0.7%, to $284.8 million, or 59.1% of net revenues, from $282.9 million, or 61.7% of net revenues, in the fiscal six months ended June 28, 2013. The increase in gross profit was generated primarily by higher water customer base coupled with higher returnable water consumption offset by increased depreciation costs and an increase in HDPE commodity costs.

SG&A Expenses

Total SG&A expenses increased to $129.4 million, or 51.5% of net revenues, in the fiscal three months ended June 27, 2014 from $124.7 million, or 52.9% of net revenues, in the fiscal three months ended June 28, 2013, an increase of $4.7 million, or 3.8%. The increase was primarily attributable to a:

•	$1.8 million increase in depreciation on new assets acquired and the increased basis of assets revalued as part of purchase accounting;

•	$1.8 million increase in gas, diesel, and propane costs primarily due to propane tax credits taken during the fiscal three months ended June 28, 2013 that were not allowable during the fiscal three months ended June 27, 2014;

•	$1.4 million increase in wages, commissions, and fringes to support our growing dispenser rental customer base;

•	$0.5 million investment in marketing program spend, including Costco marketing;

•	$0.5 million monitoring fee payable to Crestview Partners (“Sponsor”); offset by

•	$1.6 million decrease in health and welfare benefit costs.

Total SG&A expenses increased to $259.3 million, or 53.8% of net revenues, in the fiscal six months ended June 27, 2014 from $245.4 million, or 53.6% of net revenues, in the fiscal six months ended June 28, 2013, an increase of $13.9 million, or 5.7%. The increase was primarily attributable to a:

•	$4.3 million increase in wages, commissions, fringes and travel to support our growing dispenser rental customer base;

•	$3.5 million increase in depreciation on new assets acquired and the increased basis of assets revalued as part of purchase accounting;

•	$2.0 million increase in gas, diesel, and propane costs primarily due to propane tax credits taken during the fiscal six months ended June 28, 2013 that were not allowable during the fiscal six months ended June 27, 2014;

•	$1.1 million investment in marketing program spend, including Costco marketing;

•	$1.0 million monitoring fees related to Sponsor;

•	$0.9 million of legal and professional service transactional costs related to the Transactions; and

•	$0.7 million increase in parts and maintenance on our filtration and brewer equipment as our customer base increases.

Amortization Expenses

Amortization expenses increased to $5.1 million in the fiscal three months ended June 27, 2014 from $2.3 million in the fiscal three months ended June 28, 2013 and increased to $10.2 million in the fiscal six months ended June 27, 2014 from $4.7 million in the fiscal six months ended June 28, 2013. This increase primarily reflected additional amortization on the intangible values allocated as part of the Merger.

Interest Expense, Net

Interest expense in the fiscal three months ended June 27, 2014 was $14.7 million as compared to $15.1 million in the fiscal three months ended June 28, 2013. Interest expense in the fiscal six months ended June 27, 2014 was $29.9 million as compared to $30.4 million in the fiscal six months ended June 28, 2013.

The difference in the periods is due the principal loan balances and associated interest rates of debt instruments of the Successor debt to the Predecessor debt.

Other, Net

Other, net, in the fiscal three months ended June 27, 2014 was a benefit of $0.2 million due to the fair value gain recorded on warrants as compared to $0.0 million recorded in the fiscal three months ended June 28, 2013. Other, net, in the fiscal six months ended June 27, 2014 was a benefit of $0.5 million due to the fair value gain recorded on warrants as compared to expense of $0.1 million related to loss on coffee hedges for the fiscal six months ended June 28, 2013.

Provision for Income Taxes

The provision for income taxes was an expense of $1.0 million in the fiscal three months ended June 27, 2014 and an expense of $1.9 million in the fiscal three months ended June 28, 2013. The provision for income taxes was a benefit of $3.9 million in the fiscal six months ended June 27, 2014 and an expense of $0.7 million in the fiscal six months ended June 28, 2013. Income taxes were recorded based on book pretax income (loss).

We account for income taxes under ASC 740 – Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax positions of the Company were impacted by the Merger and the resulting step up fair value of the assets, which are disallowed for tax purposes.

For the fiscal three months ended June 27, 2014 and the fiscal three months ended June 28, 2013, the effective tax rate was 221.7% and 38.3%, respectively. In the fiscal three months ended June 27, 2014, permanent differences, a $0.9 million tax refund receivable deemed uncollectible, and a decrease in pre-tax income drove the change in the effective tax rate as compared to the fiscal three months ended June 28, 2013.

For the fiscal six months ended June 27, 2014 and the fiscal six months ended June 28, 2013, the effective tax rate was 27.9% and 33.3%, respectively. In the fiscal six months ended June 27, 2014, permanent differences and a $0.9 million tax refund receivable deemed uncollectible decreased the effective tax rate due to the Company’s forecasted annual loss. In the fiscal six months ended June 28, 2013, the Company forecasted income for the year such that the permanent items had an adverse impact on the rate.

Net Income (Loss)

As a result of the foregoing, net income decreased from $3.1 million in the fiscal three months ended June 28, 2013 to a net loss of $0.5 million in the fiscal three months ended June 27, 2014. Net income decreased from $1.5 million in the fiscal six months ended June 28, 2013 to a net loss of $10.1 million in the fiscal six months ended June 27, 2014.

Net Income Reconciliation to EBITDA and Adjusted EBITDA

EBITDA, a measure used by management to assess operating performance, is defined as net income, interest, income tax, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments as permitted in calculating covenant compliance under the agreements governing the Senior Facilities and the Notes.

Each of the above described EBITDA-based measures is not a recognized term under GAAP and does not purport to be an alternative to income from continuing operations as a measure of operating performance or to cash flows from operations as a measure of liquidity. Additionally, each such measure is not intended to be a measure of free cash flows available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Such measures have limitations as analytical tools, and you should not consider such measures in isolation or as substitutes for our results as reported under GAAP. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, these EBITDA-based measures may not be comparable to other similarly titled measures of other companies.

Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. In addition, EBITDA provides more comparability between the historical operating results and operating results that reflect purchase accounting and the new capital structure.

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain material non-cash items and about unusual items that we do not expect to continue at the same level in the future.

	Successor	Predecessor	Successor	Predecessor
	Fiscal Three Months Ended June 27, 2014	Fiscal Three Months Ended June 28, 2013	Fiscal Six Months Ended June 27, 2014	Fiscal Six Months Ended June 28, 2013
Net income (loss)	$(550)	$3,112	$(10,135)	$1,474
Income tax (expense) benefit	1,002	1,935	(3,925)	735
Interest expense and financing costs	14,711	15,122	29,930	30,410
Depreciation and amortization	28,704	18,966	56,245	37,609

EBITDA	$43,867	$39,135	$72,115	$70,228

Other expense (a)	640	469	1,255	1,011
Stock option compensation expense (b)	—	294	—	588
Pro forma acquisition adjustments (c)	899	996	1,087	2,601
Transaction expense (d)	248	82	1,145	275
Other adjustments (e)	330	2,000	2,835	1,070
Management fee to Sponsor (f)	500	—	1,000	—

Adjusted EBITDA	$46,484	$42,976	$79,437	$75,773

(a)	Includes income or expenses from non-operating related activities, including asset disposition, rating agency fees, and hedge and warranty gains and losses.
(b)	Represents non-cash stock based compensation expenses recorded for non-qualified stock options issued to select employees, officers and directors.
(c)	Includes acquisition expenses incurred and pro forma adjustments for our two acquisitions during 2013. Represents management’s estimate of the pro forma impact on EBITDA as if the acquired businesses had been owned and operated by us for the full year in the period in which they were acquired. Also includes deferred payouts of acquired companies.
(d)	Includes fees associated with the Transactions as in effect at such time in the fiscal three and six months ended June 27, 2014 and the fiscal three and six months ended June 28, 2013, including third party professional fees.

(e)	Includes adjustments in respect of (i) legal costs in 2013 associated with recording of phone calls in California and legal costs in 2014 associated with federal wage and hour laws in California, (ii) a payment made to our former chief executive officer in connection with his retirement, (iii) revenue resulting from customers’ forfeitures of deposits on five-gallon bottles, which deposits secure the return of such bottles and are forfeited by customers upon failure to return and (iv) various adjustments that are not expected to be recurring during our normal course of business.
(f)	Represents management fees payable to Sponsor pursuant to the Monitoring Agreement.

Results of Operations by Reportable Segments

Fiscal Three Months Ended June 27, 2014 Compared With Fiscal Three Months Ended June 28, 2013

	Successor		Predecessor
	Fiscal Three Months		Fiscal Three Months
	Ended June 27, 2014		Ended June 28, 2013
Beverage Services
Net Revenue	$216,149	100.0%	$204,437	100.0%
Cost of Revenue (excluding depreciation expense)	52,463	24.3%	49,428	24.2%

Segment Gross Profit	$163,686	75.7%	$155,009	75.8%

Retail Services
Net Revenue	$35,239	100.0%	$31,327	100.0%
Cost of Revenue (excluding depreciation expense)	33,827	96.0%	28,678	91.5%

Segment Gross Profit	$1,412	4.0%	$2,649	8.5%

Fiscal Six Months Ended June 27, 2014 Compared With Fiscal Six Months Ended June 28, 2013

	Successor		Predecessor
	Fiscal Six Months Ended June 27, 2014		Fiscal Six Months Ended June 28, 2013
Beverage Services
Net Revenue	$414,284	100.0%	$394,547	100.0%
Cost of Revenue (excluding depreciation expense)	102,382	24.7%	97,006	24.6%

Segment Gross Profit	$311,902	75.3%	$297,541	75.4%

Retail Services
Net Revenue	$67,630	100.0%	$63,716	100.0%
Cost of Revenue (excluding depreciation expense)	64,162	94.9%	57,508	90.3%

Segment Gross Profit	$3,468	5.1%	$6,208	9.7%

During the fiscal three months ended June 27, 2014 revenues for our Beverage Services increased $11.7 million, or 5.7%, compared to the fiscal three months ended June 28, 2013, driven primarily by growth in our average water customer base and average customer consumption driving the increase in sales of our three- and five-gallon polycarbonate bottles. Beverage Services segment gross profit as a percent of net revenue remained flat compared to the prior year. Retail Services segment gross profit decreased to 4.0% of net revenues in the fiscal three months ended June 27, 2014 from 8.5% of net revenues in the fiscal three months ended June 28, 2013 primarily due to increased commodity costs of resin and corrugate used in HDPE products.

During the fiscal six months ended June 27, 2014 revenues for our Beverage Services increased $19.7 million, or 5.0%, compared to the fiscal six months ended June 28, 2013 primarily due to growth in our returnable water products as our customer base has increased and each of the strategic alliance agreements with both Costco and Primo has increased volume. Beverage Services segment gross profit as a percent of net revenue remained flat with the prior year. Retail Services revenue increased $3.9 million, or 6.1%, in the fiscal six months ended June 27, 2014 compared to the same period in the prior year due to an increase in private label (store brand) HDPE products. However, the increased commodity costs of resin and corrugate used in HDPE products drove down segment gross profit to 5.1% of net revenues in the fiscal six months ended June 27, 2014 from 9.7% of net revenues in the fiscal six months ended June 28, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operating activities and debt financing. Our primary uses of cash are for working capital, capital expenditures, potential acquisitions, interest and tax payments and other general corporate expenditures.

Overview

As of June 27, 2014 and June 28, 2013, we had cash and cash equivalents of $27.0 million and $9.1 million, respectively.

Our long-term debt is comprised of the Notes, the ABL Facility, which has a five-year maturity, and the Term Loan Facility, which has a seven-year maturity. As of June 27, 2014, our balance on the Term Loan Facility was $318.4 million, and we had no borrowings drawn under our ABL Facility and we had approximately $45.8 million available for borrowing under the ABL Facility, subject to customary borrowing conditions, including a borrowing base test, after giving effect to approximately $29.2 million of outstanding letters of credit. Our interest expense for the three and six month periods ended June 27, 2014 was $14.7 million and $29.9 million, respectively.

Our primary sources of liquidity are cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash are working capital requirements, debt service requirements, capital expenditures and selling, general and administrative expenses. Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the ABL Facility, will provide sufficient liquidity to fund our obligations, projected working capital requirements, debt service requirements and capital spending requirements.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the fiscal six months ended June 27, 2014 and the fiscal six months ended June 28, 2013:

	Successor	Predecessor
Net cash (used in) provided by:	Fiscal Six Months Ended June 27, 2014	Fiscal Six Months Ended June 28, 2013
Operating activities	$30,602	$18,710
Investing activities	(36,257)	(40,975)
Financing activities	(1,611)	(4,141)

Net decrease in cash and cash equivalents	$(7,266)	$(26,406)

Operating Activities

Net cash provided by operating activities was $30.6 million for the fiscal six months ended June 27, 2014 as compared with $18.7 million for the fiscal six months ended June 28, 2013. An $18.6 million increase in depreciation and amortization expense due to revalued fixed assets and intangibles and a $14.5 million change in accrued expenses and accounts payable due to timing of interest payments, payroll, and other invoices increased cash provided by operations between the periods. Offsetting this increase was an $11.6 million increase in net loss and a $10.5 million increase in accounts receivable and inventory due to growth of the Company.

Investing Activities

Net cash used in investing activities amounted to $36.3 million for the fiscal six months ended June 27, 2014 as compared with $41.0 million for the fiscal six months ended June 28, 2013. Activities ended June 27, 2014 included $36.3 million of property, plant and equipment purchases; activities during the fiscal six months ended June 28, 2013 included $44.1 million of property, plant and equipment purchases.

Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment required providing us with the technology that allows us to better serve our customers.

Financing Activities

Net cash used in financing activities for the fiscal six months ended June 27, 2014 was $1.6 million for repayments on the Successor Term Loan Facility. The fiscal six months ended June 28, 2013 included $4.1 million of repayments on the Predecessor debt and capital leases.

Term Loan Facility

In connection with the Transactions, we entered into the Term Loan Facility, a $320.0 million senior secured term loan facility, all of which was borrowed at the closing of the Transactions. The Term Loan Facility has a seven-year term. The proceeds of the Term Loan Facility were used to fund a portion of the Merger Consideration and to pay fees and expenses in connection with the Transactions. Holdings and all of the Issuer’s wholly-owned material domestic restricted subsidiaries guarantee the Term Loan Facility. The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, asset sales, mergers and consolidations, prepayments of subordinated indebtedness, liens, transactions with affiliates, and dividends and other distributions.

ABL Facility

In connection with the Transactions, we entered into the ABL Facility, a senior secured asset-based revolving facility, which provides borrowing availability (subject to certain eligibility conditions) equal to the lesser of (a) $75.0 million or (b) a borrowing base described below. Holdings and all of the Issuer’s wholly-owned material domestic restricted subsidiaries guarantee the ABL Facility. The ABL Facility has a five-year term.

The borrowing base is, at any time of determination, an amount (net of reserves) equal to the sum of:

•	85% of the net amount of eligible accounts; plus

•	90% of the net amount of eligible credit card accounts; plus

•	85% of the net orderly liquidation value of eligible inventory; plus

•	60% of the appraised value of eligible real property; provided, that the value of such eligible real property shall not exceed an amount equal to the lesser of (i) 25% of the borrowing base and (ii) $17.5 million; provided further, that the value of such eligible real property shall reduce at a rate of 1% per quarter on the last day of each fiscal quarter; minus

•	reserves against the borrowing base as established by the ABL agent in its reasonable credit judgment.

The ABL Facility includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as swingline loans.

The ABL Facility contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, investments, asset sales, mergers and consolidations, prepayments of subordinated indebtedness, liens, transactions with affiliates, and dividends and other distributions.

The total loans outstanding under the ABL Facility may not exceed $75.0 million net of any outstanding letters of credit. At June 27, 2014, we had undrawn letters of credit outstanding, primarily to collateralize certain insurance deductibles, of approximately $29.2 million. Funds available under the ABL Facility at June 27, 2014 totaled $45.8 million.

The Notes

In connection with the Merger, on August 30, 2013, DSSA issued $350.0 million in principal amount of the Notes in a private placement. The Notes were issued under an indenture with Wilmington Trust, National Association as trustee. The Notes bear interest at a rate of 10.000% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on March 1, 2014. The Notes were issued at a discount of 2.663%.

In August 2014, the Company successfully exchanged all outstanding $350.0 million of unregistered Second-Priority Senior Secured Notes for $350.0 million of new senior secured notes with substantially identical terms that are registered under the Securities Act of 1933, as amended. The Company did not receive any additional proceeds from the exchange offer.

The indenture governing the Notes contains covenants that, among other things, limit the Issuer’s ability, and the ability of the Issuer’s restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) create liens on certain assets; (iii) make certain loans or investments (including acquisitions); (iv) pay dividends on or make distributions in respect of their capital stock or make other restricted payments; (v) consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; (vi) enter into certain transactions with their affiliates; and (vii) restrict dividends from subsidiaries. These limitations are subject to a number of qualifications and exceptions that will be set forth in the indenture governing the Notes.

Realizability of Deferred Tax Assets

The Company regularly reviews its deferred tax assets for recoverability, taking into consideration such factors as historical losses, projected future taxable income, and the expected timing of the reversals of existing taxable temporary differences. The Company has sufficient taxable temporary differences, exclusive of indefinite lived intangibles, that are expected to reverse prior to the expiration of the deferred tax assets, to be able to fully realize its existing deferred tax assets.

Capital Expenditures

We primarily incur capital expenditures to invest in our production facilities, distribution systems, customer equipment and information technology. Our capital expenditures for the fiscal six months ended June 27, 2014 was $36.3 million as compared with $44.1 million for the fiscal six months ended June 28, 2013. We expect our capital expenditures to be approximately $72.5 million for 2014.

Off-Balance Sheet Arrangements

Other than operating leases for a portion of our real estate and vehicles, we currently do not have any other material off balance sheet arrangements.

Contractual Obligations

We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, and pension obligations. There have been no material changes to the conditions disclosed in the most recently filed Registration Statement on Form S-4 by the Company with the SEC.

Critical Accounting Policies

During the fiscal six months ended June 27, 2014, there were no significant changes to our critical accounting policies and estimates as disclosed in the most recently filed Registration Statement on Form S-4 by the Company with the SEC.

Recently Issued Accounting Pronouncements

Revenue From Contracts With Customers

In May 2014, the FASB and International Accounting Standards Board (“IASB”) issued a comprehensive new revenue recognition standard for contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. The standard permits the use of either the full retrospective or modified transition method. This guidance will be applicable to the Company at the beginning of its first quarter of fiscal year 2017. The Company is currently evaluating whether the full retrospective or modified transition approach will be applied and whether the new guidance will have a material impact on the Company’s Consolidated Financial Statements.

Reporting Discontinued Operations

In April 2014, the FASB issued new guidance which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The new guidance is effective for annual and interim periods beginning after December 15, 2014. The impact on the Company of adopting the new guidance will depend on the nature, terms and size of business disposals completed after the effective date. This authoritative guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to a variety of market risks, including the effects of changes in commodity prices, interest rates and economic conditions such as unemployment.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our risk management strategy includes the use of financial instruments to reduce the effects on our operating results and cash flows from fluctuations caused by volatility in interest rates and commodity prices. We are exclusively an end-user of these financial instruments and we do not engage in trading, market-making or other speculative activities in the derivative markets.

We have commodity price exposure related to fluctuations in the price of diesel fuel, polycarbonate, HDPE and PET resin, all of which are important ingredients in the packaging of our water bottles. We anticipate that such commodity risk will remain a market risk for the foreseeable future. We use a variability-reduction model in determining the correlation of the changes in prices of the commodities used to hedge diesel fuel to the change in the price of diesel fuel. To quantify our exposure to diesel fuel prices, a $0.10 increase in diesel prices would, holding all other variables constant, have an approximate $0.3 million impact on our operating income. To quantify our exposure to resin prices, a $0.01 increase in HPDE prices would, holding all other variables constant, have an approximate $0.3 million impact on our operating income.

In addition to the commodities we use in bottled water, we are also exposed to risk associated with the fluctuations in the price of green coffee beans. The supply and price of green coffee beans may be affected by weather, international conditions, consumer demand and access to transportation. To quantify our exposure to green coffee beans, a $25 cent per pound increase in price would, holding all other variables constant, have an approximate $0.4 million impact on our operating income.

We have historically been exposed to interest rate risk primarily through our prior term loan, which bore interest at variable rates. We are currently exposed to interest rate risk through our variable-rate borrowings under the Term Loan Facility and ABL Facility. Borrowings under the Term Loan Facility and ABL Facility each bear interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin. To quantify our exposure to interest rate risk, a 100 basis point increase or decrease in interest rates would change our annual interest expense by approximately $3.7 million per year based on the borrowings outstanding under the Term Loan Facility and assuming that the ABL Facility is fully drawn. The calculation does not account for the differences in the market rates upon which the interest rates applicable to the Term Loan Facility and ABL Facility are based, our option to elect the lower of the two different rates under our borrowings or other possible actions, such as prepayment, that we might take in response to any rate increase. Actual changes in interest rates may differ materially from the hypothetical assumptions used in computing this exposure. In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Adverse economic conditions, including high levels of unemployment or underemployment, or the effects of higher fuel and food prices on our customers’ budgets, could have a number of different effects on our business, including: a reduction in consumer spending, which could result in a reduction in our sales volumes; a reduction in headcount at our commercial customers, resulting in decreased consumption; and lower customer retention rates. A 1% reduction in bottled water consumption would, holding all other variables constant, have an approximate $1.5 million impact on our operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the fiscal three months ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to and otherwise involved in legal proceedings in the ordinary course of our business. While all legal proceedings contain an element of uncertainty, we do not believe that any legal proceedings pending or threatened at this time are likely to have a material impact on the Company.

Item 1A. Risk Factors

The risk factors disclosed in our annual report included in our Registration Statement, in addition to the other disclosures made in other filings with the SEC and other information set forth in this report, could materially affect our business, financial condition, or results of operations. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect its business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DS SERVICES HOLDINGS, INC.

Date: August 8, 2014	/s/ THOMAS J. Harrington
THOMAS J. HARRINGTON
Director, President and Chief Executive Officer (Principal Financial Officer)

Date: August 8, 2014	/s/ Ron Z. Frieman
Ron Z. Frieman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Schema Document.

101.CAL±	XBRL Calculation Linkbase Document.

101.DEF±	XBRL Definition Linkbase Document.

101.LAB±	XBRL Labels Linkbase Document.

101.PRE±	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
±	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.