Form 10-Q/A
period 2014-06-27
DS Services Holdings, Inc.
filed 2014-09-12
CIK 1601602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

DS Services Holdings, Inc., a Delaware corporation (individually and, where appropriate in the context, collectively with its consolidated subsidiaries, the “Company”) is filing this Amendment No. 1 (this “Amended Report”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2014, which report (the “Original Report”) was originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2014 (the “Original Filing Date”). This Amended Report includes a restatement of the Company’s Unaudited Condensed Consolidated Financial Statements and related disclosures presented in Part I, Item 1 of the Original Report to correct a classification error within the Unaudited Condensed Consolidated Statements of Cash Flows for the period ended June 27, 2014, and correspondingly revises, where necessary, financial and related information in Part I, Item 2 of the Original Report. In addition, this Amended Report restates our conclusions regarding the effectiveness of our disclosure controls and procedures provided in Item I, Section 4 solely as a result of the restatement referenced herein and, as required by Rule 12b-15 of the Securities Exchange Act, as amended (the “Exchange Act”), the Company’s chief executive officer and chief financial officer are providing new certifications in Part II, Item 6.

As further described in Note 1 to the Company’s Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Amended Report, the classification error related to the incorrect classification of a working capital adjustment associated with the Merger (as defined within Note -1 “Business Organization, Restatement to Previously Issued Financial Statements and Basis of Presentation”) as a cash flow from operating activities. The Unaudited Condensed Consolidated Statement of Cash Flows included in this Amended Report has been restated to properly classify this amount as a cash flow from investing activities and certain other revisions have been made in this Amended Report to conform to such restatement. This restatement does not affect end of period cash and cash equivalents on the Unaudited Condensed Consolidated Statements of Cash Flows, nor does it affect the Unaudited Condensed Consolidated Balance Sheets, the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) or Adjusted EBITDA as reported in the Original Report. This Amended Report also corrects certain other immaterial errors in connection with the restatement.

Pursuant to Rule 12b-15 of the Exchange Act, this Amended Report contains only the items and exhibits from the Original Report that are being amended and restated, and unaffected items and exhibits are not included herein. Except as stated above, the unaudited condensed consolidated financial statements and other disclosures in the Original Report are unchanged. This Amended Report is presented as of August 8, 2014, the filing date of the Original Report by the Company, and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect this restatement. Accordingly, forward-looking statements included in this Amended Report represent management’s views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amended Report should be read in conjunction with the Original Report and the Company’s other filings with the SEC made subsequent to the Original Filing Date.

As required by Rule 12b-15 of the Exchange Act, the Company’s principal executive officer and principal financial officer are providing new currently dated certifications. Accordingly, the Company hereby amends Item 6 in Part II in the Original Report to reflect the filing of the new certifications.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)
	June 27,	December 27,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$27,041	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $3,707 and $4,513, respectively	109,292	97,179
Inventories	43,046	36,279
Prepaid and other current assets	8,914	11,401
Income tax receivable	962	1,608
Deferred tax assets	26,127	26,127

Total current assets	215,382	206,901
Property, plant and equipment, net	418,981	428,036
Intangibles, net	355,689	365,870
Goodwill	198,849	198,849
Other assets	6,516	5,180
Deferred financing costs, net	26,188	28,855

Total assets	$1,221,605	$1,233,691

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$3,200	$3,211
Accounts payable	43,654	31,172
Accrued expenses and other current liabilities	56,887	63,274
Current portion of insurance reserves	11,192	14,059
Customer deposits	32,932	32,408

Total current liabilities	147,865	144,124
Long-term debt, less current portion, less discounts	654,501	655,025
Insurance reserves, less current portion	16,372	16,401
Other long-term liabilities	2,956	3,032
Deferred tax liabilities	159,989	165,052

Total liabilities	981,683	983,634

Commitments and contingencies (Note 9)
Shareholders’ equity
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—
Additional paid in capital	260,698	260,698
Accumulated other comprehensive income	281	281
Accumulated deficit	(21,057)	(10,922)

Total shareholders’ equity	239,922	250,057

Total liabilities and shareholders’ equity	$1,221,605	$1,233,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of dollars)	Successor	Predecessor	Successor	Predecessor
	March 29, 2014	March 30, 2013	December 28,	December 29,
	to	to	2013 to	2012 to
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net product sales	$226,453	$211,399	$432,026	$409,904
Net rental income	24,935	24,365	49,888	48,359

Net revenue	251,388	235,764	481,914	458,263
Cost of products sold	98,448	85,864	190,531	170,128
Cost of rentals	3,415	2,758	6,550	5,280

Cost of revenue	101,863	88,622	197,081	175,408

Gross profit	149,525	147,142	284,833	282,855
Selling, general and administrative	129,447	124,708	259,314	245,404
Amortization of intangible assets	5,091	2,277	10,181	4,698

Operating income	14,987	20,157	15,338	32,753

Other expense
Interest expense	(14,711)	(15,122)	(29,930)	(30,410)
Other income (expense), net	176	12	532	(134)

Other expenses	(14,535)	(15,110)	(29,398)	(30,544)

Income (loss) before income taxes	452	5,047	(14,060)	2,209
Income tax expense (benefit)	1,002	1,935	(3,925)	735

Net (loss) income	$(550)	$3,112	$(10,135)	$1,474
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax benefit of $0, $15, $0 and $31, respectively	—	(24)	—	(48)

Comprehensive (loss) income	$(550)	$3,088	$(10,135)	$1,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands of dollars)	Successor	Predecessor
	December 28, 2013	December 29, 2012
	to	to
	June 27, 2014 (Restated)	June 28, 2013
Cash flows from operating activities
Net income (loss)	$(10,135)	$1,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment	46,065	32,911
Amortization of intangibles	10,181	4,698
Amortization of debt discount and deferred financing costs	3,743	2,565
Mark-to-market of derivative investments and warrants	(537)	38
Loss on disposal of assets	1,842	950
Paid-in-kind (PIK) noncash interest expense	—	2,104
Provision for bad debts	(806)	(299)
Noncash stock compensation expense	—	588
Deferred income taxes	(5,063)	31
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(11,307)	(8,634)
Inventories	(6,597)	1,224
Prepaid and other current assets	2,487	1,538
Other assets	(799)	1,866
Due from parent	—	(785)
Accounts payable	9,717	2,053
Accrued expenses and other current liabilities	4,669	(13,180)
Insurance reserves	(2,896)	(6,137)
Income tax receivable	646	(1,057)
Customer deposits	524	(2,815)
Other liabilities	(76)	(423)

Net cash provided by operating activities	41,658	18,710

Cash flows from investing activities
Proceeds from sales of property, plant and equipment	67	241
Purchases of property, plant and equipment	(36,324)	(44,068)
Purchase of business (Note 3 and Note 4, respectively)	(11,056)	(648)
Restricted cash	—	3,500

Net cash used in investing activities	(47,313)	(40,975)

Cash flows from financing activities
Repayments of long-term debt and capital leases	(1,611)	(4,141)

Net cash used in financing activities	(1,611)	(4,141)

Net decrease in cash and cash equivalents	(7,266)	(26,406)
Cash and cash equivalents
Beginning of the period	34,307	35,524

End of period	$27,041	$9,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1. Business Organization, Restatement to Previously Issued Financial Statements and Basis of Presentation

Business Organization

Successor

On August 30, 2013, the Company was indirectly acquired by Crestview DSW Investors, L.P., a Delaware limited partnership and affiliate of Crestview Partners (“Parent”) and certain co-investors, including GCM Grosvenor NPS, L.P. (formerly known as CS NPS, L.P.), affiliates of StepStone LLC and various other co-investors (collectively with Parent, the “DSSG Stockholders”) in connection with their acquisition of DSS Group, Inc., a Delaware corporation and the sole shareholder of the Company (“DSSG”), pursuant to that certain Agreement and Plan of Merger dated as of July 23, 2013 (the “Merger Agreement”), by and among the DSSG Stockholders, Crestview DSW Merger Sub, Inc., a Delaware corporation (“Acquisition Sub”) and wholly owned subsidiary of Parent, DSSG, and DSW Group Holdings, LLC, a Delaware limited liability company (“Seller”), in a transaction hereinafter referred to as the “Merger.”

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

Restatement to Previously Issued Financial Statements

The Company discovered an error in the classification of a working capital settlement related to the Merger in the Unaudited Condensed Consolidated Statement of Cash Flows for the period from December 28, 2013 to June 27, 2014 (Successor). Specifically, a working capital settlement paid to Seller was presented in operating activities and should have been presented in investing activities. As a result, the error has been corrected as follows in the accompanying Unaudited Condensed Consolidated Statement of Cash Flows:

Consolidated Statement of Cash Flows Line Items	As Reported Successor December 28, 2013 to June 27, 2014	Adjustment	As Restated Successor December 28, 2013 to June 27, 2014

Accrued expenses and other current liabilities	(6,387)	11,056	4,669
Net cash provided by operating activities	30,602	11,056	41,658

Purchase of business (Note 3)	—	(11,056)	(11,056)
Net cash used in investing activities	(36,257)	(11,056)	(47,313)

There was no impact to the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) or the Unaudited Condensed Consolidated Balance Sheet as a result of the error noted above. The Company has also corrected the aforementioned error within Note - 14 “Supplemental Condensed Consolidating Financial Information” to the Unaudited Condensed Consolidated Financial Statements (“Supplemental Condensed Consolidating Financial Information”).

Additionally, in connection with the restatement, the Company has made other immaterial corrections to the Notes to the Unaudited Condensed Consolidated Financial Statements. Specifically, the Company corrected the disclosure of the cash acquired in the Merger in Note-3 “Acquisition of Predecessor” to reflect $6,459 instead of the previously reported amount of $13,482. Additionally, the Company corrected the disclosure of the net carrying value of the Notes and Term Loan Facility within Note-10” Financial Instruments and Risk Management” to include the amortization of the discount within the values. Accordingly, the net carrying value of the Notes was corrected to $342,043 from $340,679 and the net carrying value of the Term Loan Facility was corrected to $315,658 from $316,800. Finally, the Company has made other immaterial corrections to the Supplemental Condensed Consolidating Financial Information to properly reflect the activities of the Issuer and Guarantor Subsidiary. See Note - 14 “Supplemental Condensed Consolidating Financial Information” for additional information regarding these changes.

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

The Company operates through two reportable segments – “Direct-to-Consumer Services” and “Retail Services”.

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

3. Acquisition of Predecessor

As discussed in Note—1 “Business Organization and Basis of Presentation”, the DSSG Stockholders acquired DSSG pursuant to the Merger for $885,063, net of $6,459 cash acquired, subject to certain customary adjustments for working capital and tax matters. A portion of the Merger consideration was used to pay transaction costs and approximately $459,069 was used by Seller to repay existing debt of the Company as of the Merger date. The Merger was financed by:

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The accounting for the Merger is based on currently available information and was considered final as of the first quarter ending March 28, 2014. No changes were made to the purchase price during Quarter Successor 2014. The following is a summary of the fair values of the net assets acquired:

	Purchase Price as of December 27, 2013	Adjustment	Updated Purchase Price as of June 27, 2014
Total consideration transferred, net of cash acquired of $6,459	$874,007	$11,056	$885,063

Income tax receivable	2,175	—	2,175
Trade accounts receivable	103,793	—	103,793
Inventories	36,108	—	36,108
Prepaid and other current assets	12,552	—	12,552
Deferred tax asset	10,409	—	10,409
Property, plant and equipment	442,676	—	442,676
Intangibles	372,353	—	372,353
Other assets	5,551	—	5,551
Accounts payables	35,794	—	35,794
Accrued expenses and other current liabilities	52,409	(11,056)	41,353
Customer deposits	33,142	—	33,142
Current portion of insurance reserves	13,748	—	13,748
Insurance reserves, less current portion	15,461	—	15,461
Other long term liabilities	3,735	—	3,735
Deferred tax liability	156,170	—	156,170

Net assets acquired	675,158	11,056	686,214

Goodwill	$198,849	$0	$198,849

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

Goodwill consisted of the following for June 27, 2014 and December 27, 2013:

	June 27, 2014	December 27, 2013
Direct-to-Consumer Services	$192,486	$192,486
Retail Services	6,363	6,363

Consolidated	$198,849	$198,849

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

The Company’s short-term borrowings and long term debt are classified as Level 2 within the fair value hierarchy and are valued based on similar publicly-traded debt securities. See Note – 8 “Long-Term Debt” for additional discussion. The Company’s short-term borrowings and long term debt are summarized below at estimated fair values at June 27, 2014 and December 27, 2013:

	Successor
	Net	Fair Value June 27, 2014	Fair Value December 27, 2013
	Carrying
	Value
	June 27, 2014
Notes	$342,043	$391,125	$374,500
Term loan facility	$315,658	323,200	324,800

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company has two operating segments and reportable segments, which are presented below:

•	Direct-to-Consumer Services consist of sales of products and equipment rental income from the Company’s Home and Office Delivery (“HOD”) bottled water services, OCS and filtration services. The Company sells bottled water, brewed beverages and ancillary products, and rents water dispensers, brewed beverage equipment and filtration equipment to residential and commercial customers. Direct-to-Consumer Services are provided through the Company’s national network of sales and distribution facilities, vehicles and routes.

•	Retail Services consist of sales of the Company’s nonreturnable branded and private label one- and two- and a half-gallon high-density polyethylene (“HDPE”) bottles, as well as branded polyethylene terephthalate (“PET”) bottles, to major retailers. These products are distributed to retailers in all 50 states.

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

	Quarter Successor 2014	Quarter Predecessor 2013
Net revenue
Direct-to-Consumer Services	$216,149	$204,437
Retail Services	35,239	31,327

Total net revenue	251,388	235,764

Gross profit (excluding depreciation expense)
Direct-to-Consumer Services	163,686	155,009
Retail Services	1,412	2,649

Total reportable segment profit (excluding depreciation expense)	165,098	157,658

Expenses not allocated to the reportable segments	164,646	152,611

Income before income taxes	$452	$5,047

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The table below presents information about the Company’s reportable segments for Year to Date Successor 2014 and Year to Date Predecessor 2013:

	Year to Date Successor 2014	Year to Date Predecessor 2013
Net revenue
Direct-to-Consumer Services	$414,284	$394,547
Retail Services	67,630	63,716

Total net revenue	481,914	458,263

Gross profit (excluding depreciation expense)
Direct-to-Consumer Services	311,902	297,541
Retail Services	3,468	6,208

Total reportable segment profit (excluding depreciation expense)	315,370	303,749

Expenses not allocated to the reportable segments	329,430	301,540

Income (loss) before income taxes	$(14,060)	$2,209

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

The following supplemental financial information sets forth the Unaudited Condensed Consolidating Balance Sheets, the Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss), and the Unaudited Condensed Consolidating Statements of Cash Flows for each of the Issuer, the Parent Guarantor and the Guarantor Subsidiary independently and on a consolidated basis and has been revised to correct certain errors in the previously issued statements as mentioned in Note - 1 “Business Organization, Restatement to Previously Issued Financial Statements and Basis of Presentation” to the Unaudited Condensed Consolidated Financial Statements.

The Company revised its Supplemental Unaudited Condensed Consolidating Balance Sheet as of June 27, 2014 to reduce the cash and cash equivalents of the Issuer by $246 and to eliminate the cash and cash equivalents previously reported in the Guarantor Subsidiary. Additionally, the Company reclassified the $25 previously recorded as additional paid in capital in the Guarantor Subsidiary to retained (deficit) earnings of the Guarantor Subsidiary and corrected the corresponding eliminating amounts. The Company also revised its Supplemental Unaudited Condensed Consolidating Balance Sheet as of December 27, 2013 to reclassify the $25 previously recorded as additional paid in capital in the Guarantor Subsidiary to retained (deficit) earnings of the Guarantor Subsidiary and corrected the corresponding eliminating amounts.

The Company revised its Unaudited Condensed Consolidating Statement of Cash Flows for the year to date Successor 2014 period to properly reflect the $11,056 working capital settlement paid to the Seller as an investing activity rather than an operating activity. Additionally, the Company revised this statement for all periods presented to properly remove all cash activities from the Guarantor Subsidiary and reflect such amounts as Issuer activities.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Balance Sheets June 27, 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$27,041	$—	$—	$27,041
Trade accounts receivable, net of allowance for doubtful accounts of $3,707	—	109,292	—	—	109,292
Inventories	—	43,046	—	—	43,046
Prepaid and other current assets	—	8,914	—	—	8,914
Income tax receivable	—	962	—	—	962
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	215,382	—	—	215,382
Property, plant and equipment, net	—	418,981	—	—	418,981
Intangibles, net	—	355,689	—	—	355,689
Goodwill	—	198,849	—	—	198,849
Investment in subsidiary	239,922	293	—	(240,215)	—
Other assets	—	6,223	293	—	6,516
Deferred financing costs, net	—	26,188	—	—	26,188

Total assets	$239,922	$1,221,605	$293	$(240,215)	$1,221,605

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,200	$—	$—	$3,200
Accounts payable	—	43,654	—	—	43,654
Accrued expenses and other current liabilities	—	56,887	—	—	56,887
Current portion of insurance reserves	—	11,192	—	—	11,192
Customer deposits	—	32,932	—	—	32,932

Total current liabilities	—	147,865	—	—	147,865
Long-term debt, less current portion, less discounts	—	654,501	—	—	654,501
Insurance reserves, less current portion	—	16,372	—	—	16,372
Other long-term liabilities	—	2,956	—	—	2,956
Deferred tax liabilities	—	159,989	—	—	159,989

Total liabilities	—	981,683	—	—	981,683

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	260,698	260,698	—	(260,698)	260,698
Accumulated other comprehensive income (loss)	281	281	—	(281)	281
Retained earnings (accumulated deficit)	(21,057)	(21,057)	293	20,764	(21,057)

Total shareholders’ equity (deficit)	239,922	239,922	293	(240,215)	239,922

Total liabilities and shareholders’ equity (deficit)	$239,922	$1,221,605	$293	$(240,215)	$1,221,605

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Balance Sheets December 27, 2013
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,307	$—	$—	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $4,513	—	97,179	—	—	97,179
Inventories	—	36,279	—	—	36,279
Prepaid and other current assets	—	11,401	—	—	11,401
Income tax receivable	—	1,608	—	—	1,608
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	206,901	—	—	206,901
Property, plant and equipment, net	—	428,036	—	—	428,036
Intangibles, net	—	365,870	—	—	365,870
Goodwill	—	198,849	—	—	198,849
Investment in subsidiary	250,057	120	—	(250,177)	—
Other assets	—	5,060	120	—	5,180
Deferred financing costs, net	—	28,855	—	—	28,855

Total assets	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,211	$—	$—	$3,211
Accounts payable	—	31,172	—	—	31,172
Accrued expenses and other current liabilities	—	63,274	—	—	63,274
Current portion of insurance reserves	—	14,059	—	—	14,059
Customer deposits	—	32,408	—	—	32,408

Total current liabilities	—	144,124	—	—	144,124
Long-term debt, less current portion, less discounts	—	655,025	—	—	655,025
Insurance reserves, less current portion	—	16,401	—	—	16,401
Other long-term liabilities	—	3,032	—	—	3,032
Deferred tax liabilities	—	165,052	—	—	165,052

Total liabilities	—	983,634	—	—	983,634

Commitments and contingencies (Note 9)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	260,698	260,698	—	(260,698)	260,698
Accumulated other comprehensive income income (loss)	281	281	—	(281)	281
Retained earnings (accumulated deficit)	(10,922)	(10,922)	120	10,802	(10,922)

Total shareholders’ equity (deficit)	250,057	250,057	120	(250,177)	250,057

Total liabilities and shareholders’ equity (deficit)	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Year to Date Successor 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$432,026	$—	$—	$432,026
Net rental income	—	49,888	—	—	49,888

Net revenue	—	481,914	—	—	481,914
Cost of products sold	—	190,531	—	—	190,531
Cost of rentals	—	6,550	—	—	6,550

Cost of revenue	—	197,081	—	—	197,081

Gross profit	—	284,833	—	—	284,833
Selling, general and administrative	—	259,486	(172)	—	259,314
Amortization of intangible assets	—	10,181	—	—	10,181

Operating income	—	15,166	172	—	15,338

Other (expense) income
Interest expense	—	(29,930)	—	—	(29,930)
Net earnings of equity affiliates	(10,135)	172	—	9,963	—
Other, net	—	532	—	—	532

Other (expense) income	(10,135)	(29,226)	—	9,963	(29,398)

(Loss) income before income taxes	(10,135)	(14,060)	172	9,963	(14,060)
Income tax benefit	—	(3,925)	—	—	(3,925)

Net (loss) income	(10,135)	(10,135)	172	9,963	(10,135)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive (loss) income	$(10,135)	$(10,135)	$172	$9,963	$(10,135)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss) Year to Date Predecessor 2013
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$409,904	$—	$—	$409,904
Net rental income	—	48,359	—	—	48,359

Net revenue	—	458,263	—	—	458,263
Cost of products sold	—	170,128	—	—	170,128
Cost of rentals	—	5,280	—	—	5,280

Cost of revenue	—	175,408	—	—	175,408

Gross profit	—	282,855	—	—	282,855
Selling, general and administrative	—	245,551	(147)	—	245,404
Amortization of intangible assets	—	4,698	—	—	4,698

Operating income	—	32,606	147	—	32,753

Other (expense) income
Interest expense	—	(30,410)	—	—	(30,410)
Net earnings of equity affiliates	1,474	147	—	(1,621)	—
Other, net	—	(134)	—	—	(134)

Other (expense) income	1,474	(30,397)	—	(1,621)	(30,544)

(Loss) income before income taxes	1,474	2,209	147	(1,621)	2,209
Income tax benefit	—	735	—	—	735

Net income (loss)	1,474	1,474	147	(1,621)	1,474
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $31	(48)	(48)	—	48	(48)

Comprehensive income (loss)	$1,426	$1,426	$147	$(1,573)	$1,426

Supplemental Unaudited Condensed Consolidating Statements of Cash Flows Year to Date Successor 2014
	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by operating activities	$—	$41,658	$—	$—	$41,658
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	67	—	—	67
Purchases of property, plant and equipment	—	(36,324)	—	—	(36,324)
Purchase of business (Note 3)	—	(11,056)	—	—	(11,056)

Net cash used in investing activities	—	(47,313)	—	—	(47,313)

Cash flows from financing activities
Repayments of long-term debt and capital leases	—	(1,611)	—	—	(1,611)

Net cash used in financing activities	—	(1,611)	—	—	(1,611)

Net decrease in cash and cash equivalents	—	(7,266)	—	—	(7,266)
Cash and cash equivalents
Beginning of period	—	34,307	—	—	34,307

End of period	$—	$27,041	$—	$—	$27,041

Supplemental Condensed Consolidating Statements of Cash Flows Year to Date Predecessor 2013
Predecessor	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by operating activities	$—	$18,710	$—	$—	$18,710
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	241	—	—	241
Purchases of property, plant and equipment	—	(44,068)	—	—	(44,068)
Purchase of business (Note 4)	—	(648)	—		(648)
Restricted Cash	—	3,500	—	—	3,500

Net cash used in investing activities	—	(40,975)	—	—	(40,975)

Cash flows from financing activities
Repayments of long-term debt and capital leases	—	(4,141)	—	—	(4,141)

Net cash used in financing activities	—	(4,141)	—	—	(4,141)

Net decrease in cash and cash equivalents	—	(26,406)	—	—	(26,406)
Cash and cash equivalents
Beginning of period	—	35,524	—	—	35,524

End of period	$—	$9,118	$—	$—	$9,118

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

Description of Reportable Segments

We operate through two reportable segments: Direct-to-Consumer Services and Retail Services. Direct-to-Consumer Services consist of sales and rental income from our HOD bottled water, brewed beverage services and filtration services. We sell bottled water, brewed coffee and beverage-related equipment, plus water filtration system products and services to residential and commercial customers. Direct-to-Consumer Services products are delivered through our national network of distribution facilities, vehicles and routes. Retail Services consist of sales of our non-returnable branded and private label one- and two- and a half-gallon HDPE bottles, as well as branded PET bottles, to major retailers. Retail Services products are distributed in all 50 states and are typically delivered to our retail customers’ distribution centers by common carrier transportation.

Acquisition Activity

We have successfully completed 45 acquisitions related to Direct-to-Consumer Services since the beginning of 2007 and we intend to continue to grow our business through selective acquisitions. Our large customer base allows us to add customers through acquisitions of HOD bottled water and OCS businesses in regions we already serve, generating meaningful cost savings by increasing customer density and allowing us to combine delivery routes to increase efficiency. Our acquisitions of filtration businesses also enable us to leverage our existing delivery routes and service customers more profitably through our network of delivery and customer service personnel. These acquisitions bring new customers, enhance our cross-selling opportunities and increase revenue without significantly increasing related expenses.

Our recent acquisitions include our 2013 purchase of the OCS and water filtration business of Cascade Coffee, Inc. for an aggregate purchase price of $4.2 million plus 3.0% of annual revenue generated from acquired customers over a three year period from August 9, 2013.

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

Key Performance Indicators

Net Revenue

Direct-to-Consumer Services

In Direct-to-Consumer Services, we generate revenues primarily in our HOD bottled water business from the rental of water dispensers and regularly scheduled delivery of our bottled water products, which includes three- and five-gallon returnable bottles, one- and two- and a half-gallon non-returnable bottles and 500 ml, one liter and other sizes of PET bottles, as well as ancillary products, to homes and offices. In our OCS business, we generate revenue from the delivery of brewed beverage products, breakroom supplies and complementary products such as cups and flavored beverages as well as through brewer rentals. Our HOD bottled water and OCS sales are driven by the number of customers, the consumption per customer and price. In filtration services, we generate revenue from the rental and routine maintenance of filtration equipment. Our filtrations sales are driven by the number of customers and price. We generate additional revenue from filtration and brewer installation, repair, de-installation and service. We charge certain fees to our customers in connection with such sales and rentals, including energy surcharge fees and finance charges.

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

PET and HDPE revenue in the fiscal six months ended June 27, 2014 increased $5.5 million, or 5.4%, to $105.7 million from $100.2 million in the fiscal six months ended June 28, 2013. Of the total increase, small pack revenues in our Retail Services segment increased $3.9 million, or 6.1%, due to 5.8% increase in volume primarily attributable to private label (store brand) HDPE products. PET revenues in our Direct-to-Consumer Services increased driven by increased execution of selling new products items driving an 8.6% increase in volume.

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
Direct-to-Consumer Services
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
Direct-to-Consumer Services
Net Revenue	$414,284	100.0%	$394,547	100.0%
Cost of Revenue (excluding depreciation expense)	102,382	24.7%	97,006	24.6%

Segment Gross Profit	$311,902	75.3%	$297,541	75.4%

Retail Services
Net Revenue	$67,630	100.0%	$63,716	100.0%
Cost of Revenue (excluding depreciation expense)	64,162	94.9%	57,508	90.3%

Segment Gross Profit	$3,468	5.1%	$6,208	9.7%

During the fiscal three months ended June 27, 2014 revenues for our Direct-to-Consumer Services increased $11.7 million, or 5.7%, compared to the fiscal three months ended June 28, 2013, driven primarily by growth in our average water customer base and average customer consumption driving the increase in sales of our three- and five-gallon polycarbonate bottles. Direct-to-Consumer Services segment gross profit as a percent of net revenue remained flat compared to the prior year. Retail Services segment gross profit decreased to 4.0% of net revenues in the fiscal three months ended June 27, 2014 from 8.5% of net revenues in the fiscal three months ended June 28, 2013 primarily due to increased commodity costs of resin and corrugate used in HDPE products.

During the fiscal six months ended June 27, 2014 revenues for our Direct-to-Consumer Services increased $19.7 million, or 5.0%, compared to the fiscal six months ended June 28, 2013 primarily due to growth in our returnable water products as our customer base has increased and each of the strategic alliance agreements with both Costco and Primo has increased volume. Direct-to-Consumer Services segment gross profit as a percent of net revenue remained flat with the prior year. Retail Services revenue increased $3.9 million, or 6.1%, in the fiscal six months ended June 27, 2014 compared to the same period in the prior year due to an increase in private label (store brand) HDPE products. However, the increased commodity costs of resin and corrugate used in HDPE products drove down segment gross profit to 5.1% of net revenues in the fiscal six months ended June 27, 2014 from 9.7% of net revenues in the fiscal six months ended June 28, 2013.

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

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the fiscal six months ended June 27, 2014 and the fiscal six months ended June 28, 2013:

	Successor	Predecessor
Net cash (used in) provided by:	Fiscal Six Months Ended June 27, 2014	Fiscal Six Months Ended June 28, 2013
Operating activities	$41,658	$18,710
Investing activities	(47,313)	(40,975)
Financing activities	(1,611)	(4,141)

Net decrease in cash and cash equivalents	$(7,266)	$(26,406)

The operating and investing activities for the fiscal six months ended June 27, 2014 have been restated. See Note-1 “Business Organization, Restatement to Previously Issued Financial Statements and Basis of Presentation” to the Unaudited Condensed Consolidated Financial Statements for more information.

Operating Activities

Net cash provided by operating activities was $41.7 million for the fiscal six months ended June 27, 2014 as compared with $18.7 million for the fiscal six months ended June 28, 2013. An $18.6 million increase in depreciation and amortization expense due to revalued fixed assets and intangibles and a $25.5 million change in accrued expenses and accounts payable due to timing of interest payments, payroll, and other invoices increased cash provided by operations between the periods. Offsetting this increase was an $11.6 million increase in net loss and a $10.5 million increase in accounts receivable and inventory due to growth of the Company.

Investing Activities

Net cash used in investing activities amounted to $47.3 million for the fiscal six months ended June 27, 2014 as compared with $41.0 million for the fiscal six months ended June 28, 2013. Activities ended June 27, 2014 included $36.3 million of property, plant and equipment purchases combined with a $11.1 million working capital settlement related to the Transaction paid to Sellers; activities during the fiscal six months ended June 28, 2013 included $44.1 million of property, plant and equipment purchases.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 27, 2014.

At the time that our Quarterly Report on Form 10-Q for the period ended June 27, 2014 was filed on August 8, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2014. Subsequent to that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2014 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the presentation of the statement of cash flows. Specifically, effective controls did not exist to ensure the accurate presentation of investing cash flows related to business combinations. This control deficiency resulted in this restatement of the Company’s interim consolidated financial statements for the six months ended June 27, 2014. Additionally, until remediated, this control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weakness

In connection with our identification of this matter, we are in the process of evaluating, designing and implementing controls and procedures to address and remediate the deficiency. These measures include, among other things, additional staffing and the establishment of a comprehensive review process with respect to the presentation of and associated disclosures in the statement of cash flows.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DS SERVICES HOLDINGS, INC.

Date: September 12, 2014	/s/ THOMAS J. Harrington
THOMAS J. HARRINGTON
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2014	/s/ Ron Z. Frieman
Ron Z. Frieman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Schema Document.

101.CAL±	XBRL Calculation Linkbase Document.

101.DEF±	XBRL Definition Linkbase Document.

101.LAB±	XBRL Labels Linkbase Document.

101.PRE±	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
±	XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.