Form 10-Q
period 2014-09-26
DS Services Holdings, Inc.
filed 2014-11-04
CIK 1601602

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2014, all shares of DS Services Holdings, Inc. were held by DSS Group, Inc.

DS SERVICES HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands of dollars, except share data)

	September 26,	December 27,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$19,559	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $3,545 and $4,513, respectively	109,888	97,179
Inventories	41,419	36,279
Prepaid and other current assets	8,265	11,401
Income tax receivable	859	1,608
Deferred tax assets	26,127	26,127

Total current assets	206,117	206,901
Property, plant and equipment, net	415,360	428,036
Intangibles, net	351,028	365,870
Goodwill	200,079	198,849
Other assets	6,825	5,180
Deferred financing costs, net	24,892	28,855

Total assets	$1,204,301	$1,233,691

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$3,200	$3,211
Accounts payable	41,046	31,172
Accrued expenses and other current liabilities	38,080	63,274
Current portion of insurance reserves	11,869	14,059
Customer deposits	32,619	32,408

Total current liabilities	126,814	144,124
Long-term debt, less current portion, less discounts	654,225	655,025
Insurance reserves, less current portion	16,372	16,401
Other long-term liabilities	3,417	3,032
Deferred tax liabilities	161,719	165,052

Total liabilities	962,547	983,634

Commitments and contingencies (Note 10)
Shareholders’ equity
Common stock; $0.01 par value; 1,000 authorized shares; 199 shares issued and outstanding	—	—
Additional paid in capital	263,399	260,698
Accumulated other comprehensive income	281	281
Accumulated deficit	(21,926)	(10,922)

Total shareholders’ equity	241,754	250,057

Total liabilities and shareholders’ equity	$1,204,301	$1,233,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(in thousands of dollars)	Successor	Successor	Predecessor
	June 28, 2014 to September 26, 2014	June 29, 2013 to September 27, 2013	June 29, 2013 to August 30, 2013
Net product sales	$234,637	$65,886	$152,241
Net rental income	25,178	7,868	16,854

Net revenue	259,815	73,754	169,095
Cost of products sold	101,681	28,146	63,321
Cost of rentals	3,202	792	2,479

Cost of revenue	104,883	28,938	65,800

Gross profit	154,932	44,816	103,295
Selling, general and administrative	134,304	40,066	105,243
Amortization of intangible assets	5,090	1,690	1,456

Operating income (loss)	15,538	3,060	(3,404)

Other expense
Interest expense	(15,021)	(10,247)	(36,788)
Other income (expense), net	(250)	—	13

Other expenses	(15,271)	(10,247)	(36,775)

Income (loss) before income taxes	267	(7,187)	(40,179)
Income tax (expense) benefit	(261)	2,773	13,873

Net income (loss)	$6	$(4,414)	$(26,306)
Other comprehensive income (loss), net of tax
Change in periodic pension and other postretirement costs, net of tax benefit of $0, $0 and $461, respectively	—	—	789

Comprehensive income (loss)	$6	$(4,414)	$(25,517)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss

(in thousands of dollars)	Successor	Successor	Predecessor
	December 28, 2013 to September 26, 2014	June 29, 2013 to September 27, 2013	December 29, 2012 to August 30, 2013
Net product sales	$666,663	$65,886	$562,145
Net rental income	75,066	7,868	65,214

Net revenue	741,729	73,754	627,359
Cost of products sold	292,212	28,146	233,450
Cost of rentals	9,752	792	7,758

Cost of revenue	301,964	28,938	241,208

Gross profit	439,765	44,816	386,151
Selling, general and administrative	393,618	40,066	350,646
Amortization of intangible assets	15,271	1,690	6,154

Operating income	30,876	3,060	29,351

Other expense
Interest expense	(44,951)	(10,247)	(67,199)
Other income (expense), net	282	—	(121)

Other expenses	(44,669)	(10,247)	(67,320)

Loss before income taxes	(13,793)	(7,187)	(37,969)
Income tax benefit	2,789	2,773	13,169

Net loss	$(11,004)	$(4,414)	$(24,800)
Other comprehensive loss, net of tax
Change in periodic pension and other postretirement costs, net of tax benefit of $0, $0 and $461, respectively	—	—	711

Comprehensive loss	$(11,004)	$(4,414)	$(24,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DS Services Holdings, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands of dollars)	Successor	Successor	Predecessor
	December 28, 2013 to September 26, 2014	June 29, 2013 to September 27, 2013	December 29, 2012 to August 30, 2013
Cash flows from operating activities
Net loss	$(11,004)	$(4,414)	$(24,800)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization of property, plant and equipment	69,588	6,855	44,299
Amortization of intangibles	15,271	1,690	6,154
Amortization of debt discount and deferred financing costs	5,563	651	3,389
Mark-to-market of derivative investments and warrants	(352)	—	50
Loss on disposal of assets	2,397	363	3,341
Loss of extinguishment of debt	—	—	26,580
Paid-in-kind (PIK) noncash interest expense	—	—	2,844
Provision for bad debts	(969)	(586)	38
Noncash stock compensation expense	2,701	—	2,400
Deferred income taxes	(4,047)	(2,717)	(12,902)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(11,740)	552	(11,884)
Inventories	(4,979)	2,303	(245)
Prepaid and other current assets	3,136	1,880	(610)
Other assets	(1,293)	(22)	(730)
Due from parent	—	—	(2,201)
Accounts payable	8,431	(431)	952
Accrued expenses and other current liabilities	(14,278)	(1,165)	2,040
Insurance reserves	(2,219)	469	(1,883)
Income tax receivable	749	(463)	(1,037)
Customer deposits	191	160	(2,412)
Other liabilities	385	(140)	(1,163)

Net cash provided by operating activities	57,531	4,985	32,220

Cash flows from investing activities
Proceeds from sales of property, plant and equipment	3,962	16	404
Purchases of property, plant and equipment	(61,883)	(6,238)	(56,172)
Purchases of businesses, net of $6,459 cash acquired (Note 4)	(11,056)	(874,007)	—
Purchases of businesses and other intangibles (Note 5)	(891)	—	(4,848)
Restricted cash	—	—	3,500

Net cash used in investing activities	(69,868)	(880,229)	(57,116)

Cash flows from financing activities
Repayments of long-term debt and capital leases	(2,411)	(4)	(4,169)
Borrowings of long-term debt	—	657,480	—
Equity contribution	—	260,698	—
Draw on asset based line of credit	—	4,000	—
Debt issuance costs	—	(30,688)	—

Net cash (used in) provided by financing activities	(2,411)	891,486	(4,169)

Net (decrease) increase in cash and cash equivalents	(14,748)	16,242	(29,065)
Cash and cash equivalents
Beginning of the period	34,307	—	35,524

End of period	$19,559	$16,242	$6,459

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

In connection with the Merger, Acquisition Sub merged with and into DSSG, with DSSG as the surviving corporation, and Crestview DS Merger Sub II, Inc., a Delaware corporation (“Merger Sub”) and wholly owned subsidiary of Acquisition Sub, merged with and into DS Services of America, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“DSSA”), with DSSA as the surviving corporation (such Merger Sub and DSSA merger, the “Issuer Merger”). The Merger, the Issuer Merger, the related financings, the equity contributions and the payment of all costs related to these transactions are collectively referred to in this report as the “Transactions.” See Note – 4 “Acquisition of Predecessor” for further information on the Transactions.

Predecessor

In 2012, a majority interest in DSSG was indirectly acquired from Kelso & Company (“Kelso”) by a group of noteholders under that certain Note Purchase Agreement dated as of October 24, 2007 (the “DSSG Group Note”), by and among DSSG and such noteholders, which group was led by Solar Capital, Magnetar Capital and GoldenTree Capital. These noteholders held their majority interest in DSSG through their ownership of Seller.

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

Basis of Presentation

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

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles and practices of the United States of America (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results for interim periods have been included. As set forth above and discussed in more detail in Note —4 “Acquisition of Predecessor”, the Company was acquired on August 30, 2013 (the “Merger Date”) pursuant to the Merger. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Fiscal Periods

The Company’s fiscal year and fiscal quarters end on the Friday nearest the calendar year and calendar quarter end, as applicable, unless such Friday falls after such calendar period end, in which case the fiscal year end is the calendar year end and the fiscal quarter end is the final Friday in such quarter. Unless otherwise stated, references to years in this report relate to fiscal years and references to quarters in this report relate to fiscal quarters rather than calendar years and calendar quarters. For purposes of these Unaudited Condensed Consolidated Financial Statements, (a) “Quarter Successor 2014” refers to the period beginning June 28, 2014 through and including September 26, 2014, (b) “Quarter Successor 2013” refers to the period beginning June 29, 2013 through and including September 27, 2013, (c) “Quarter Predecessor 2013” refers to the period beginning June 29, 2013 through and including August 30, 2013, (d) “Year to Date Successor 2014” refers to the period beginning December 28, 2013 through and including September 26, 2014, and (e) “Year to Date Predecessor 2013” refers to the period beginning December 29, 2012 through and including August 30, 2013. The Successor period began on June 29, 2013. As a result, the Year to Date Successor period for 2013 covers the same period as Quarter to Date Successor 2013.

Merger Sub was legally formed on July 23, 2013. Prior to the incorporation of Merger Sub, DSSA incurred costs on Merger Sub’s behalf beginning on June 29, 2013. When used in this report, the term “Predecessor” refers only to the Company for periods prior to the Merger Date and the term “Successor” refers only to the Company for the period June 29, 2013 through and including September 26, 2014.

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

3. Revision to Previously Issued Financial Statements

In connection with preparing the September 26, 2014 financial statements, the Company identified an error in the calculation of its deferred tax liability balance that arose in the second quarter of 2014. Specifically, the Company wrote off a tax refund receivable in the second quarter but did not write off the associated deferred tax balance related to the alternative minimum tax credit generated as part of the originally filed carryback claim. The Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), Unaudited Condensed Consolidated Balance Sheets and Unaudited Condensed Consolidated Statements of Cash Flows for the three and six month fiscal periods ended June 27, 2014 filed with the SEC on From 10-Q/A on September 12, 2014 will be revised the next time they are presented in an SEC filing. The error is not considered to be material to the previously issued financial statements. The following table sets forth the effects of the revisions on the affected line items within the Company’s financial statements for the fiscal periods ended June 27, 2014:

Consolidated Statement of Income (Loss) and Comprehensive Income (Loss)	As Reported Successor December 28, 2013 to June 27, 2014	Adjustment	As Revised Successor December 28, 2013 to June 27, 2014
Income (Loss) before income taxes	$(14,060)	$—	$(14,060)
Income tax benefit	3,925	(875)	3,050
Net loss	(10,135)	(875)	(11,010)
Other comprehensive loss, net of tax	(10,135)	(875)	(11,010)

Consolidated Statement of Income (Loss) and Comprehensive Income (Loss)	March 29, 2014 to June 27, 2014	Adjustment	March 29, 2014 to June 27, 2014
Income (Loss) before income taxes	$452	$—	$452
Income tax expense	(1,002)	(875)	(1,877)
Net loss	(550)	(875)	(1,425)
Other comprehensive loss, net of tax	(550)	(875)	(1,425)

Consolidated Balance Sheet	June 27, 2014	Adjustment	June 27, 2014
Deferred tax liabilities	$159,989	$875	$160,864
Total liabilities	981,683	875	982,558
Accumulated deficit	(21,057)	(875)	(21,932)
Total shareholders’ equity	239,922	(875)	239,047

Consolidated Statement of Cash Flows	Six Months Ended June 27, 2014	Adjustment	Six Months Ended June 27, 2014
Net loss	$(10,135)	$(875)	$(11,010)
Deferred income taxes	(5,063)	875	(4,188)
Net cash provided by operating activities	41,658	—	41,658

The Unaudited Condensed Consolidated Statement of Cash Flows for the period June 29, 2013 to September 27, 2013 (Successor) included in these Unaudited Financial Statements has been revised from that previously prepared by the Company to correct certain errors in the application of purchase accounting principles. Specifically, this revision includes (a) a reclassification of paid-in-kind (“PIK”) noncash interest expense related to the Merger from an adjustment to net cash provided by operating activities to a cash flow from investing activities, (b) certain adjustments to correct errors in Prepaid and other current assets and Accrued expenses and other current liabilities, and (c) the correction of Cash at beginning of period to zero. Additionally, the Company corrected the disclosure of the cash acquired in the Merger in Note – 4 “Acquisition of Predecessor” to reflect $6,459 instead of the previously reported $13,482. The errors are not considered to be material to the previously issued financial statements. The following table sets forth the effects of the revisions on the affected line items within the Company’s previously reported Unaudited Condensed Consolidated Statement of Cash Flows:

	As Reported		As Revised
	Successor		Successor
Consolidated Statement of Cash Flows Line Items	June 29, 2013 to September 27, 2013	Adjustment	June 29, 2013 to September 27, 2013
Payment of interest on extinguishment of PIK note	$(7,177)	$7,177	$—
Prepaid and other current assets	1,680	200	1,880
Accrued expenses and other current liabilities	(247)	(918)	(1,165)
Net cash (used in) provided by operating activities	(1,474)	6,459	4,985
Cash at beginning of period	$6,459	$(6,459)	$—

These revisions do not have any impact on the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) or the Unaudited Condensed Consolidated Balance Sheet.

4. Acquisition of Predecessor

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The accounting for the Merger is based on currently available information and was considered final as of the fiscal quarter ending September 26, 2014.

The following is a summary of the fair values of the net assets acquired:

	Purchase Price as of		Updated Purchase Price
	December 27, 2013	Adjustment	as of September 26, 2014
Total consideration transferred, net of cash acquired of $6,459	$874,007	$11,056	$885,063

Income tax receivable	2,175	—	2,175
Trade accounts receivable	103,793	—	103,793
Inventories	36,108	—	36,108
Prepaid and other current assets	12,552	—	12,552
Deferred tax asset	10,409	—	10,409
Property, plant and equipment	442,676	—	442,676
Intangibles	372,353	—	372,353
Other assets	5,551	—	5,551
Accounts payable	(35,794)	—	(35,794)
Accrued expenses and other current liabilities	(52,409)	11,056	(41,353)
Customer deposits	(33,142)	—	(33,142)
Current portion of insurance reserves	(13,748)	—	(13,748)
Insurance reserves, less current portion	(15,461)	—	(15,461)
Other long term liabilities	(3,735)	—	(3,735)
Deferred tax liability	(156,170)	(714)	(156,884)

Net assets acquired	675,158	10,342	685,500

Goodwill	$198,849	$714	$199,563

The goodwill of $199,563 recorded as part of the acquisition is for the potential growth of the Company. See Note – 7 “Intangibles and Goodwill” for further discussion on Goodwill by segment. Included in the goodwill, $32,757 is deductible for income tax purposes and the remaining goodwill is not expected to be deductible for income tax purposes.

Pursuant to the terms of the Merger Agreement, the Merger Consideration payable to Seller was increased by $11,056 as a result of an adjustment related to working capital. This amount was paid by the Company on behalf of Parent to Seller during the first quarter ending March 28, 2014 and, as a result, the purchase price allocation was adjusted. In Quarter Successor 2014, the Company recorded $714 of additional Goodwill related to the adjustment of the IRC Sec 195 deferred tax asset that was recorded through purchase accounting, which was finalized during the quarter.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The $372,353 of intangible assets acquired in connection with the Merger were assigned to the following:

		Weighted
		Average Life
	Fair value	(years)
Customer Lists	$243,352	12
Trademark/trade name	128,891	N/A
Covenants not to compete	110	5

	$372,353

The Company incurred costs in connection with the Merger of $194, $1,423 and $15,142 during Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, respectively. The Company incurred costs in connection with the Merger of $1,339 and $15,416 during Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. The foregoing amounts were expensed by the Company as incurred and are included in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) in the line item titled Selling, general and administrative (“SG&A”) expense.

5. Business Acquisitions

During Year to Date Successor 2014 and Year to Date Predecessor 2013, the Company expanded the geographical area it services through the acquisition of several businesses. All acquisitions have been accounted for in accordance with ASC 805 – Business Combinations, as discussed in more detail in Note – 4 “Acquisition of Predecessor”. All goodwill recorded in conjunction with such acquisitions relates to the Company’s Direct-to-Consumer segment. The Company incurred acquisition costs of $86, $458 and $817 during Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, respectively. The Company incurred acquisition costs of $1,080 and $2,368 during Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. Acquisition costs incurred were recorded as a component of SG&A on the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Successor 2014

Coffee Pause Acquisition

On August 29, 2014, the Company purchased certain assets of The Coffee Pause Company, Inc. (“Coffee Pause”). Coffee Pause’s principal business is office coffee and water filtration services. The aggregate purchase price for Coffee Pause was as follows:

Cash purchase price paid at closing	$160

Initial Cash purchase price	160

Deferred cash payment as described below	40

Total potential cash purchase price	$200

The fair values of the assets acquired in connection with the Coffee Pause acquisition were as follows:

Property, plant and equipment	$20
Customer lists	116
Noncompete agreement	5
Goodwill	59

Total potential cash purchase price	$200

The amortization periods for the customer list and the covenant not to compete included with the Coffee Pause acquisition are 12 years and 5 years, respectively. The $59 of goodwill recorded in connection with the Coffee Pause acquisition relates to cost synergies anticipated through the consolidation of routes, route management and administrative employee headcount reduction and potential cross-selling benefits generated by the consolidation of customers and facilities. For income tax purposes, this goodwill will be amortized over a 15 year period. The total cash purchase price will be paid in two installments with $160 at closing, and a deferred cash payment of $40 which is contingent on the Company invoicing and actually receiving as payment for the provision of goods and services from each and every customer acquired in the acquisition during the ninety day period beginning after the closing date. The Company estimates that such liability is $40 and is payable 120 days after the acquisition date.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Pine Mountain Acquisition

On September 12, 2014, the Company purchased certain assets of Pine Mountain Springs, Inc. (“Pine Mountain”) related to its water delivery, office coffee and filtration services business. Pine Mountain’s principal business is the water delivery, office coffee and filtration service business. The aggregate purchase price for Pine Mountain was as follows:

Cash purchase price	$751
Liabilities assumed	(20)

Initial net cash purchase price paid at closing	731

Deferred cash payment as described below	100

Total potential net cash purchase price	$831

The fair values of the assets acquired and liabilities assumed in connection with the Pine Mountain acquisition were as follows:

Inventory	$6
Property, plant and equipment	80
Customer lists	286
Noncompete agreement	22
Goodwill	457
Liabilities assumed	(20)

Total potential net cash purchase price	$831

The amortization periods for the customer list and the covenant not to compete included with the Pine Mountain acquisition are 12 years and 5 years, respectively. The $457 of goodwill recorded in connection with the Pine Mountain acquisition relates to cost synergies anticipated through the consolidation of routes, route management and administrative employee headcount reduction and potential cross-selling benefits generated by the consolidation of customers and facilities. For income tax purposes, this goodwill will be amortized over a 15 year period. The cash purchase price will be paid in two installments with $731 at closing, and a deferred cash payment of $100 which is contingent on the Company invoicing and actually receiving as payment for the provision of goods and services from each and every customer acquired in the acquisition during the ninety day period beginning after the closing date. The Company estimates that such liability is $100 and is payable 120 days after the acquisition date.

Predecessor 2013

Cascade Coffee Acquisition

On August 9, 2013, the Company purchased certain assets of Cascade Coffee, Inc.’s (“Cascade”) OCS business. Cascade’s principal business was office coffee and water filtration services. The aggregate purchase price for Cascade Coffee was $4,200 which included a deferred payment liability of $405.

Gross purchase price	$4,605
Liabilities assumed	(405)

Net cash purchase price	$4,200

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The fair values of the assets acquired and liabilities assumed in connection with the Cascade acquisition were as follows:

Inventory	$404
Property, plant and equipment	421
Customer lists	1,540
Trade names	230
Noncompete agreement	110
Goodwill	1,900
Liabilities assumed	(405)

Total net cash purchase price	$4,200

The amortization periods for the customer list and the covenant not to compete included with the Cascade acquisition are 12 years and 5 years, respectively. The trade names acquired in connection with the acquisition are intangible assets with indefinite useful lives and are accounted for as such. The $1,900 of goodwill recorded in connection with the acquisition relates to cost synergies anticipated through the consolidation of routes, route management and administrative employee headcount reduction and potential cross-selling benefits generated by the consolidation of customers and facilities. In addition to the cash purchase price paid at closing, the Company is required to pay Cascade a contingent earnout payment equal to three percent of revenues derived from acquired customers determined and payable quarterly for three years. The Company estimates that such liability is $196 as of September 26, 2014. The Company will re-measure this liability at each reporting period for the three years until fully paid out.

Pro forma Financial Information

The following unaudited pro forma summary presents consolidated information of the Company as if the Merger and the acquisition of Cascade occurred at the beginning of the annual period prior to the year purchased. No other acquisitions were included in the pro forma as they were deemed to have an immaterial impact. The pro forma adjustments primarily relate to revenue, gross profit generated, depreciation expense on stepped up fixed assets, amortization of acquired intangibles, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not necessarily indicative of what the Company’s actual consolidated results would have been.

	Proforma Quarter Ended September 27, 2013	Proforma Nine Months Ended September 27, 2013
Net revenue	$243,285	$704,305
Net loss	(22,553)	(28,307)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

6. Inventories

Inventories consisted of the following as of September 26, 2014 and December 27, 2013:

	September 26, 2014	December 27, 2013
Raw materials	$6,362	$4,956
Finished goods	19,355	13,389
Resale items	15,702	17,934

	$41,419	$36,279

7. Intangibles and Goodwill

	As of September 26, 2014			As of December 27, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets not subject to amortization
Trade names	$128,891	$—	$128,891	$128,891	$—	$128,891
Intangible assets subject to amortization
Customer lists	243,753	(21,969)	221,784	243,352	(6,761)	236,591
Covenants not to compete	437	(84)	353	410	(22)	388

Total intangibles	$373,081	$(22,053)	$351,028	$372,653	$(6,783)	$365,870

The Company amortizes customer lists and covenants not to compete acquired in connection with the Merger over 12 years and 5 years, respectively. See Note – 4 “Acquisition of Predecessor” for further discussion. For acquisitions other than the Merger, the Company will review the purchase agreement and customer trend data to appropriately amortize the acquisition’s respective intangible assets. Prior to the Merger, the Company amortized customer lists over 6 weighted average years and covenants not to compete over 3 weighted average years. During Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, the Company recorded $5,090, $1,690 and $1,456, respectively, of amortization expense related to its intangible assets. During Year to Date Successor 2014 and Year to Date Predecessor 2013, the Company recorded $15,271 and $6,154, respectively, of amortization expense related to its intangible assets.

Goodwill consisted of the following for September 26, 2014 and December 27, 2013:

	September 26, 2014	December 27, 2013
Direct-to-Consumer Services	$193,716	$192,486
Retail Services	6,363	6,363

Consolidated	$200,079	$198,849

8. Related Party Transactions

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

In connection with the Merger, DSSA entered into a Monitoring Agreement dated as of August 30, 2013 (the “Monitoring Agreement”) with an affiliate of Parent (the “Manager”) relating to the monitoring of the investment of the Crestview Stockholders in DSSG following the consummation of the Merger. Under the Monitoring Agreement, during fiscal year 2014 DSSA is required to pay to the Manager a nonrefundable annual monitoring fee of $2,000 and reimburse the Manager for all reasonable fees and expenses incurred in connection with its monitoring activities. The Company paid to the Manager an amount equal to $500 and $1,500 in satisfaction of the Company’s obligations under the Monitoring Agreement with respect to Quarter Successor 2014 and Year to Date Successor 2014, respectively, which amount is based on a prorated annual fee of $2,000.

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

DSW Group Holdings, LLC, the majority member of Seller, engaged Turner to serve on the Board of Directors of Seller. Turner was an indirect minority owner of the Company prior to the Merger. In consideration for Turner providing the foregoing services, the Company, on behalf of DSW Group Holdings, LLC, paid Turner an annual fee of $100. The Company paid Turner $25 and $50 for Quarter Predecessor 2013 and Year to Date Predecessor 2013, respectively.

The Company engaged Stewart Allen (“Allen”) to provide certain consulting services to management and the Board of Directors commencing April 20, 2012. Allen was a minority indirect owner of the Company prior to the Merger. In consideration for such services, the Company paid Allen an annual fee of $100.

9. Long-Term Debt

The Company’s long-term debt and capital lease obligations consisted of the following as of September 26, 2014 and December 27, 2013:

	September 26, 2014	December 27, 2013
Term loan facility	$317,600	$320,000
Notes	350,000	350,000
Capital lease obligations	—	11

Total debt	667,600	670,011
Less: Debt discount	(10,175)	(11,775)

	657,425	658,236
Less: Current portion	(3,200)	(3,211)

Total long-term debt	$654,225	$655,025

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

The Term Loan Facility has a seven-year term and amortizes in equal quarterly installments in an aggregate annual amount equal to 1.0% of the original principal amount with the balance payable on the maturity date of August 30, 2020 of the Term Loan Facility. The maturity date of the Term Loan Facility is August 30, 2020. The weighted average interest rate as of September 26, 2014 was 5.25%. As of September 26, 2014, the Company’s outstanding principal balance on the Term Loan Facility was $317,600.

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

The Company may voluntarily repay outstanding loans under the Term Facility at any time without premium or penalty, other than customary “breakage costs” with respect to Eurocurrency loans.

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

Predecessor

In connection with the Merger, a prepayment penalty of $11,416 and the write off of deferred financing fees of $15,164 were extinguished through interest expense in Quarter Predecessor 2013.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

First Lien Facility

Prior to the Merger, the Company’s senior secured term facility (the “Predecessor First Lien Facility”) was set to expire in August 2017. As a result of the Merger, the Predecessor First Lien Facility was repaid on August 30, 2013. Under the Predecessor First Lien Facility, base rate loans would bear interest at the base rate (subject to a floor equal to the one-month eurodollar rate plus 1.00%) plus 8.00%, and USD Libor rate loans would bear interest at the USD Libor rate (subject to a floor of 1.50% per annum) plus 9.00%. Interest was payable quarterly. The interest rate as of August 30, 2013 was 10.50%.

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

10. Commitments and Contingencies

Legal Claims

The Company is party to a putative class action lawsuit in California alleging that it violated certain privacy obligations by recording calls made through its call centers. During Year to Date Predecessor 2013, the Company recorded a $2,000 liability in its Unaudited Condensed Consolidated Balance Sheet in connection with this lawsuit. During the fiscal quarter ending June 27, 2014 the court approved an agreement to settle the lawsuit for $2,000, and the Company paid $2,000 to the plaintiffs.

During the fiscal quarter ending March 28, 2014, the Company reached an agreement to settle two putative class action lawsuits in California alleging that it violated certain obligations under California and federal wage and hour laws for $2,000, and recorded a $2,000 liability in its Unaudited Condensed Consolidated Balance Sheet. The court preliminarily approved the agreement to settle both lawsuits for $2,000 during the fiscal quarter ended June 27, 2014. In addition, the Company placed the $2,000 settlement into escrow with the court during the Quarter Successor 2014. The settlement agreement is subject to final approval by the court. The Company is subject to a third putative class action lawsuit in California alleging similar claims.

The Company is subject to other legal claims in the ordinary course of business. The Company does not believe that the resolution of such claims will result in a material adverse impact on the Company’s financial position, results of operations or liquidity.

11. Financial Instruments and Risk Management

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

Fair Value of Financial Instruments

The Company determines the fair value of its financial instruments in accordance with the ASC 820— Fair Value Measurements and Disclosures. Fair value is the price to hypothetically sell an asset or transfer a liability in an orderly manner in the principal market for that asset or liability. This topic provides a hierarchy that gives highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities. This topic requires that financial assets and liabilities be classified into one of the following three categories:

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

The effect of the cash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was $0 for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013. The effect of the cash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Loss and Comprehensive Loss was $0 for Year to Date Successor 2014 and Year to Date Predecessor 2013.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The effect of the noncash interest expense of derivative instruments in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was as follows:

Derivatives Not
Designated as		Amount of Gain or (Loss) Recognized in Income on Derivative (a)
Hedging	Location of Gain or	Quarter	Quarter	Quarter	Year to Date	Year to Date
Instruments Under	(Loss) Recognized in	Successor	Successor	Predecessor	Successor	Predecessor
ASC 815	Income on Derivative	2014	2013	2013	2014	2013
Interest rate cap	Interest expense	$—	$—	$(11)	$—	$(49)

		$—	$—	$(11)	$—	$(49)

(a)	This amount includes noncash interest expense.

The Company’s cash, restricted cash and cash equivalents, accounts receivable and accounts payable are carried at cost which approximates fair value because of the short-term maturity of these instruments. The Company’s cash equivalents are classified as Level 1 within the fair value hierarchy. The Company’s pension plan assets are classified as Level 2 within the fair value hierarchy and are valued based off significant observable inputs and unobservable inputs. The Company’s derivatives are measured at fair value using significant other observable inputs and are classified as Level 2.

The Company’s short-term borrowings and long term debt are classified as Level 2 within the fair value hierarchy and are valued based on similar publicly-traded debt securities. See Note – 9 “Long-Term Debt” for additional discussion. The Company’s short-term borrowings and long term debt are summarized below at estimated fair values at September 26, 2014 and December 27, 2013:

	Successor
	Net Carrying
	Value	Fair Value	Fair Value
	September 26,	September 26,	December 27,
	2014	2014	2013
Notes	$342,435	$389,375	$374,500
Term loan facility	314,990	320,800	324,800

Warrant

On January 1, 2014, the Company received a warrant related to a strategic alliance agreement it entered into with Primo Water Corporation (“Primo”). The warrant allows the Company to purchase 475,000 shares of Common Stock of the customer, $0.001 par value, of Primo at an exercise price of $3.04. The Company recorded $613 in Other assets, $88 in Accrued expenses and other current liabilities and $525 in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet for the original fair value of the warrant. The warrant expires in seven years and is being amortized over the term in Net product sales on the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The warrant is classified as Level 2 within the fair value hierarchy. The fair value of our stock warrant was estimated using the Black-Scholes option pricing model. The inputs used in the model include the quoted stock price, the strike price, the underlying volatility of traded options for similar publically traded companies, the treasury risk-free rate and the estimated approximate time to conversion. The fair value of the warrant increased from the issue date by $351 as of September 26, 2014 and the increase in value was recorded as a gain in Other, net in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

At September 26, 2014, the Company has $964 in Other assets, $88 in Accrued expenses and other current liabilities and $460 in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet related to the warrant.

12. Income Taxes

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

The Company accounts for income taxes under ASC 740 – Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax positions of the Company were impacted by the Merger and the resulting step up in fair value of the assets, which are disallowed for tax purposes.

All tax balances prior to August 31, 2013 were prepared on a separate entity basis and the Quarter Successor 2014 and Year to Date Successor 2014 were prepared on a consolidated entity basis as a result of the Merger, which caused the Company to reflect the same results as DSSG after pushing down the purchase of the Company by the Parent.

For the fiscal nine months ended September 26, 2014, Successor 2013 and Year to Date Predecessor 2013, the effective tax rate was 20.2%, 38.6% and 34.7%, respectively. In the fiscal nine months ended September 26, 2014, permanent return to provision differences, a tax refund receivable deemed uncollectible, and the write-off of a deferred tax asset decreased the effective tax rate due to the Company’s year to date loss. In Successor 2013, permanent differences and state taxes increased the effective rate above the statutory rate due to the Company’s forecasted pre-tax income. In Year to Date Predecessor 2013, permanent differences and state taxes, which were offset by 2013 tax credits and the retroactive application of the 2012 tax credits caused a minimal difference between the statutory and effective tax rate for the period.

At the end of each interim period, the Company estimates the annual effective tax rate and applies that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual or extraordinary items that will be separately reported or reported net of their related tax effect and individually computed, are recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

As of September 26, 2014 and December 27, 2013, the amount of the unrecognized tax benefits was $172 and $171; respectively, exclusive of interest and penalties. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the unrecognized tax benefits, as of September 26, 2014 and December 27, 2013, the Company had $5 and $5, respectively of accrued interest and penalties associated with uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Polycycle Solutions, LLC (“PCS”), a former wholly-owned subsidiary of the Company that was merged into the Company effective December 2013, is currently under examination by the U.S. Internal Revenue Service (“IRS”) for the tax year ended November 15, 2011. There are no material state examinations currently in process. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by the tax authorities for years before 2010. For U.S federal and state jurisdiction purposes, the statute of limitations is generally open from 2010 forward. In addition, a tax indemnification agreement has been executed that requires any income tax adjustment in periods through the closing of the Merger to be retained by the Seller.

13. Stock Compensation Plan

2014 Equity Incentive Plan

The DSS Group, Inc. 2014 Equity Incentive Plan (the “Plan”) was adopted by the Company’s board of directors in July 2014. The Plan permits the Company to grant stock options, restricted shares, or other share based awards to persons or entities providing services to the Company or its Affiliates. The maximum number of shares of common stock reserved and available for issuance under the Plan is 260,698. Shares that are forfeited or canceled without delivery of the full number of shares to the grantee will be available for future award.

Under the terms of the Plan, options are to be priced at or above the fair market value of DSS’s common stock on the date of the grant. Typically, the options become exercisable in five installments of 20% vesting increments starting on the initial vesting date and continuing over four years and expire on the tenth anniversary date of the grant.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The Company uses the Black-Scholes option pricing model to estimate the fair value of options. This model requires the inputs of highly subjective assumptions which include the expected term of the option, expected stock price volatility and expected forfeitures.

The following is a summary of assumptions for the grants in 2014:

2014
Expected volatility	68.0%
Expected life of options	6.1 years
Risk-free interest rate (average)	2.2%
Expected dividend yield	0.0%

As the Company has limited historical option exercise data, the expected term of the stock options granted to employees under the Plan was calculated based on the simplified method. Under the simplified method, the expected term is equal to the average of an option’s weighted-average vesting period and its contractual term. The Company will continue using the simplified method until sufficient information regarding exercise behavior becomes available. The Company estimates the expected volatility of its common stock on the date of grant based on the historical stock volatilities of similar publicly-traded entities over a period equal to the expected terms of the options, as the Company does not have any trading history to use the volatility of its own common stock. The Company has no history or expectations of paying a cash dividends on its common stock. The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the options in effect at the time of grant.

The following table summarizes stock options outstanding at September 26, 2014 and changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number	Average Exercise	Remaining	Intrinsic
	of Shares	Price	Life (Years)	Value
Outstanding at December 28, 2013	—	$—
Granted	211,426	100.00
Exercised	—	—
Forfeited or canceled	—	—

Outstanding at September 26, 2014	211,426	$100.00	9.49	$—

Options exercisable at September 26, 2014	42,285	$100.00	9.49	$—

For stock options granted by the Company, stock-based compensation cost is measured at grant date based on the fair value of the award and is expensed over the requisite service period, which equates to the vesting period of the options. The weighted-average grant date fair value of the options granted during the Year to Date Successor was $62.72. During the Quarter Successor 2014 and Year to Date Successor 2014, the Company recognized stock compensation expense of $2,701, net of 6.0% forfeiture rate. The Company reassesses its estimated forfeiture rate annually or when new information, including actual forfeitures, indicate a change is appropriate.

The total intrinsic value of options exercised during the Quarter Successor 2014 and Year to Date Successor was $0. The intrinsic value is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

The following table summarizes information regarding the Company’s non-vested shares as of September 26, 2014, and changes during the nine month period ended September 26, 2014:

		Weighted
	Non-Vested	Average
	Options	Grant-Date
Non-Vested Options	Outstanding	Fair Value
Non-Vested at December 28, 2013	—	$—
Granted	211,426	62.72
Vested	(42,285)	62.72
Forfeited or canceled	—	—

Non-Vested at September 26, 2014	169,141	$62.72

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The total fair value of shares vested during Quarter Successor 2014 and Year to Date Successor 2014 was $2,652.

As of September 26, 2014, the Company had $9,764 of total unrecognized compensation cost related to non-vested stock options granted under the Plan, which is expected to be recognized as stock-based compensation expense over a weighted-average period of 3.93 years. This expected cost does not include the impact of any future stock-based compensation awards.

DSWG Stock Compensation Plan

In connection with the Merger, the DSWG Stock Compensation Plan (the “DSWG Plan”) which provided that nonqualified stock options could be issued to select employees, officers and directors of the Company was accelerated and canceled with resulted in a charge of $1,616 during Year to Date Predecessor 2013. For further discussion on the Merger refer to Note – 4 “Acquisition of Predecessor.”

Under the DSWG Plan, the Company was authorized to issue a maximum of 625,000 shares to DSWG’s common stock. During Quarter Predecessor 2013 and Year to Date Predecessor 2013 the Company recognized pre-tax stock compensation expense of approximately $1,812 and $2,400, respectively. As of December 28, 2012, the Company had approximately $2,832 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the DSWG Plan. This cost was expected to be recognized as stock-based compensation expense over a weighted-average period of 1.7 years in 2012. This expected cost did not include the impact of any future stock-based compensation awards.

There were no awards granted under the DSWG Plan in Year to Date Predecessor 2013. As a result of the Merger, all outstanding nonqualified stock options under the DSWG Plan were immediately vested and forfeited or canceled. As of August 30, 2013, the Company had $0 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the DSWG Plan. The following table depicts the number of shares outstanding, weighted average exercise price, weighted average remaining life and the weighted average grand-date fair value:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number	Exercise	Remaining	Grant-Date	Intrinsic
Predecessor	of Shares	Price	Life (Years)	Fair Value	Value
Outstanding at December 28, 2012	484,949	$37.70	6.19	$23.68	$—
Forfeited or canceled	484,949	37.70		23.68

Outstanding at August 30, 2013	—	$—	—	$—	$—

Exercisable at August 30, 2013	—	$—	—	$—	$—

14. Business Segment and Geographic Information

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

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

These operating segments were determined based on the nature of our sales channels. The measures that are used to assess the reportable segment’s operating performance are revenues and gross profit (excluding depreciation expense). A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources. The table below presents information about the Company’s reportable segments for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013:

	Quarter Successor 2014	Quarter Successor 2013	Quarter Predecessor 2013
Net Revenue Components:
Direct-to-Consumer Services	$223,741	$64,199	$146,944
Retail Services	36,074	9,555	22,151

Total net revenue	259,815	73,754	169,095

Gross profit (excluding depreciation expense)
Direct-to-Consumer Services	168,882	48,595	109,353
Retail Services	1,390	872	1,116

Total reportable segment profit (excluding depreciation expense)	170,272	49,467	110,469

Expenses not allocated to the reportable segments	170,005	56,654	150,648

Income before income taxes	$267	$(7,187)	$(40,179)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The table below presents information about the Company’s reportable segments for Year to Date Successor 2014, Quarter Successor 2013 and Year to Date Predecessor 2013:

	Year to Date Successor 2014	Quarter Successor 2013	Year to Date Predecessor 2013
Net Revenue Components:
Direct-to-Consumer Services	$638,025	$64,199	$541,490
Retail Services	103,704	9,555	85,868

Total net revenue	741,729	73,754	627,358

Gross profit (excluding depreciation expense)
Direct-to-Consumer Services	480,783	48,595	406,897
Retail Services	4,860	872	7,324

Total reportable segment profit (excluding depreciation expense)	485,643	49,467	414,221

Expenses not allocated to the reportable segments	499,436	56,654	452,190

Income (loss) before income taxes	$(13,793)	$(7,187)	$(37,969)

Expenses not specifically related to the reportable segments are shown separately in the above reconciliation to consolidated income (loss) before income taxes. Expenses not allocated to the reportable segments are comprised of freight charges, variable manufacturing costs, depreciation & amortization, compensation, other corporate support related costs, interest expense and other, net costs.

No customer represented more than 10% of the Company’s total revenues during Quarter Successor 2014, Quarter Successor 2013, Quarter Predecessor 2013, Year to Date Successor 2014 and Year to Date Predecessor 2013. The Company does not earn revenues or have long-lived assets located in foreign countries. In accordance with GAAP enterprise-wide disclosure requirements, the Company’s net revenues from external customers by main product lines are as follows:

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

	Quarter Successor 2014	Quarter Successor 2013	Quarter Predecessor 2013
Water Delivery Services	$184,182	$51,242	$119,419
OCS	33,452	10,986	23,731
Filtration Services	6,107	1,971	3,794
Retail Services	36,074	9,555	22,151

Total	$259,815	$73,754	$169,095

	Year to Date Successor 2014	Year to Date Successor 2013	Year to Date Predecessor 2013
Water Delivery Services	$514,921	$51,242	$429,945
OCS	104,847	10,986	96,748
Filtration Services	18,257	1,971	14,797
Retail Services	103,704	9,555	85,868

Total	$741,729	$73,754	$627,358

The Company recognizes rental income on filtration, brewers and dispensing equipment at customer locations based on the terms of the related operating leases, which are generally on a 28-day period. Amounts billed to customers for rental in future periods are deferred and included in Accrued expenses and other current liabilities on the Unaudited Condensed Consolidated Balance Sheets. Most revenues from product sales and rentals are made on credit without collateral. Total rental income for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013 was $25,178, $7,868 and $16,854, respectively. This consists of water dispenser rental income of $19,539, $6,019 and $13,282 for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, respectively, as well as filtration rental income of $5,638, $1,849 and $3,572 for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, respectively. Total filtration income consists of filtration rental income, as noted above, as well as filtration other income of $469, $122 and $221 for Quarter Successor 2014, Quarter Successor 2013 and Quarter Predecessor 2013, respectively. Total rental income for Year to Date Successor 2014 and Year to Date Predecessor 2013 was $75,066 and $65,214, respectively. This consists of water dispenser rental income of $58,260 and $51,296 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively, as well as filtration rental income of $16,806 and $13,918 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively. Total filtration income consists of filtration rental income, as noted above, as well as filtration other income of $1,452 and $880 for Year to Date Successor 2014 and Year to Date Predecessor 2013, respectively.

The Company’s Other revenues from external customers included energy surcharge fees, finance fees and the sale of three- and five-gallon polycarbonate bottles.

15. Subsequent Event

On October 16, 2014, the Company sold its 50% interest in the joint venture operating under the name Crystal Springs of Alabama for $1,977. The Company is expected to recognize a Gain on Investment of $1,595 in the fourth fiscal quarter.

In October 2014, a putative class action lawsuit was filed against the Company and a Notice of Labor Law Violations was filed with the Labor and Workforce Development Agency each alleging violations of wage and hour laws by the Company.

16. Supplemental Condensed Consolidating Financial Information

As discussed in Note —4 “Acquisition of Predecessor”, DSSA issued the Notes in connection with the Transactions (in such capacity, the “Issuer”). DSSA’s obligations with respect to the Notes are guaranteed by the Company (in such capacity, the “Parent Guarantor”) and Crystal Springs of Alabama Holdings, LLC, a Delaware limited liability company (in such capacity, the “Guarantor Subsidiary”). The Guarantor Subsidiary is a 100%-owned domestic subsidiary of the Issuer and the Issuer is a 100%-owned domestic subsidiary of the Parent Guarantor. Such guarantees are full and unconditional, to the extent allowed by law, and joint and several. The Guarantor Subsidiary’s sole asset is a 50% interest in a joint venture operating under the name Crystal Springs of Alabama (“CSAL”). CSAL is not a guarantor of the Notes and is not presented since it is not a consolidated entity.

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

The following supplemental financial information sets forth the Unaudited Condensed Consolidating Balance Sheets, the Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss), and the Unaudited Condensed Consolidating Statements of Cash Flows for each of the Issuer, the Parent Guarantor and the Guarantor Subsidiary independently and on a consolidated basis.

Supplemental Unaudited Condensed Consolidating Balance Sheets

September 26, 2014

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$19,559	$—	$—	$19,559
Trade accounts receivable, net of allowance for doubtful accounts of $3,545	—	109,888	—	—	109,888
Inventories	—	41,419	—	—	41,419
Prepaid and other current assets	—	8,265	—	—	8,265
Income tax receivable	—	859	—	—	859
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	206,117	—	—	206,117
Property, plant and equipment, net	—	415,360	—	—	415,360
Intangibles, net	—	351,028	—	—	351,028
Goodwill	—	200,079	—	—	200,079
Investment in subsidiary	241,755	383	—	(242,138)	—
Other assets	—	6,442	383	—	6,825
Deferred financing costs, net	—	24,892	—	—	24,892

Total assets	$241,755	$1,204,301	$383	$(242,138)	$1,204,301

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,200	$—	$—	$3,200
Accounts payable	—	41,046	—	—	41,046
Accrued expenses and other current liabilities	—	38,080	—	—	38,080
Current portion of insurance reserves	—	11,869	—	—	11,869
Customer deposits	—	32,619	—	—	32,619

Total current liabilities	—	126,814	—	—	126,814
Long-term debt, less current portion, less discounts	—	654,225	—	—	654,225
Insurance reserves, less current portion	—	16,372	—	—	16,372
Other long-term liabilities	—	3,417	—	—	3,417
Deferred tax liabilities	—	161,719	—	—	161,719

Total liabilities	—	962,547	—	—	962,547

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares;
199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	263,399	263,399	—	(263,399)	263,399
Accumulated other comprehensive income (loss)	281	281	—	(281)	281
Retained earnings (accumulated deficit)	(21,925)	(21,926)	383	21,542	(21,926)

Total shareholders’ equity	241,755	241,754	383	(242,138)	241,754

Total liabilities and shareholders’ equity	$241,755	$1,204,301	$383	$(242,138)	$1,204,301

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Balance Sheets

December 27, 2013

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$34,307	$—	$—	$34,307
Trade accounts receivable, net of allowance for doubtful accounts of $4,513	—	97,179	—	—	97,179
Inventories	—	36,279	—	—	36,279
Prepaid and other current assets	—	11,401	—	—	11,401
Income tax receivable	—	1,608	—	—	1,608
Deferred tax assets	—	26,127	—	—	26,127

Total current assets	—	206,901	—	—	206,901
Property, plant and equipment, net	—	428,036	—	—	428,036
Intangibles, net	—	365,870	—	—	365,870
Goodwill	—	198,849	—	—	198,849
Investment in subsidiary	250,057	120	—	(250,177)	—
Other assets	—	5,060	120	—	5,180
Deferred financing costs, net	—	28,855	—	—	28,855

Total assets	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$3,211	$—	$—	$3,211
Accounts payable	—	31,172	—	—	31,172
Accrued expenses and other current liabilities	—	63,274	—	—	63,274
Current portion of insurance reserves	—	14,059	—	—	14,059
Customer deposits	—	32,408	—	—	32,408

Total current liabilities	—	144,124	—	—	144,124
Long-term debt, less current portion, less discounts	—	655,025	—	—	655,025
Insurance reserves, less current portion	—	16,401	—	—	16,401
Other long-term liabilities	—	3,032	—	—	3,032
Deferred tax liabilities	—	165,052	—	—	165,052

Total liabilities	—	983,634	—	—	983,634

Commitments and contingencies (Note 10)
Shareholders’ equity (deficit)
Common stock; $0.01 par value; 1,000 authorized shares;
199 shares issued and outstanding	—	—	—	—	—
Additional paid in capital	260,698	260,698	—	(260,698)	260,698
Accumulated other comprehensive income (loss)	281	281	—	(281)	281
Retained earnings (accumulated deficit)	(10,922)	(10,922)	120	10,802	(10,922)

Total shareholders’ equity	250,057	250,057	120	(250,177)	250,057

Total liabilities and shareholders’ equity	$250,057	$1,233,691	$120	$(250,177)	$1,233,691

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)

Quarter Successor 2014

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$234,637	$—	$—	$234,637
Net rental income	—	25,178	—	—	25,178

Net revenue	—	259,815	—	—	259,815
Cost of products sold	—	101,681	—	—	101,681
Cost of rentals	—	3,202	—	—	3,202

Cost of revenue	—	104,883	—	—	104,883

Gross profit	—	154,932	—	—	154,932
Selling, general and administrative	—	134,394	(90)	—	134,304
Amortization of intangible assets	—	5,090	—	—	5,090

Operating income	—	15,448	90	—	15,538

Other (expense) income
Interest expense	—	(15,021)	—	—	(15,021)
Net earnings of equity affiliates	6	90	—	(96)	—
Other, net	—	(250)	—	—	(250)

Other (expense) income	6	(15,181)	—	(96)	(15,271)

(Loss) income before income taxes	6	267	90	(96)	267
Income tax expense	—	261	—	—	261

Net (loss) income	6	6	90	(96)	6
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive (loss) income	$6	$6	$90	$(96)	$6

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)

Quarter Successor 2013

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$65,886	$—	$—	$65,886
Net rental income	—	7,868	—	—	7,868

Net revenue	—	73,754	—	—	73,754
Cost of products sold	—	28,146	—	—	28,146
Cost of rentals	—	792	—	—	792

Cost of revenue	—	28,938	—	—	28,938

Gross profit	—	44,816	—	—	44,816
Selling, general and administrative	—	40,170	(104)	—	40,066
Amortization of intangible assets	—	1,690	—	—	1,690

Operating income	—	2,956	104	—	3,060

Other (expense) income
Interest expense	—	(10,247)	—	—	(10,247)
Net earnings of equity affiliates	(4,414)	104	—	4,310	—

Other (expense) income	(4,414)	(10,143)	—	4,310	(10,247)

(Loss) income before income taxes	(4,414)	(7,187)	104	4,310	(7,187)
Income tax benefit	—	(2,773)	—	—	(2,773)

Net (loss) income	(4,414)	(4,414)	104	4,310	(4,414)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive income (loss)	$(4,414)	$(4,414)	$104	$4,310	$(4,414)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)

Quarter Predecessor 2013

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$152,241	$—	$—	$152,241
Net rental income	—	16,854	—	—	16,854

Net revenue	—	169,095	—	—	169,095
Cost of products sold	—	63,321	—	—	63,321
Cost of rentals	—	2,479	—	—	2,479

Cost of revenue	—	65,800	—	—	65,800

Gross profit	—	103,295	—	—	103,295
Selling, general and administrative	—	105,347	(104)	—	105,243
Amortization of intangible assets	—	1,456	—	—	1,456

Operating income	—	(3,508)	104	—	(3,404)

Other (expense) income
Interest expense	—	(36,788)	—	—	(36,788)
Net earnings of equity affiliates	(26,306)	104	—	26,202	—
Other, net	—	13	—	—	13

Other (expense) income	(26,306)	(36,671)	—	26,202	(36,775)

(Loss) income before income taxes	(26,306)	(40,179)	104	26,202	(40,179)
Income tax benefit	—	13,873	—	—	13,873

Net (loss) income	(26,306)	(26,306)	104	26,202	(26,306)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $461	789	789	—	(789)	789

Comprehensive income (loss)	$(25,517)	$(25,517)	$104	$25,413	$(25,517)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)

Year to Date Successor 2014

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$666,663	$—	$—	$666,663
Net rental income	—	75,066	—	—	75,066

Net revenue	—	741,729	—	—	741,729
Cost of products sold	—	292,212	—	—	292,212
Cost of rentals	—	9,752	—	—	9,752

Cost of revenue	—	301,964	—	—	301,964

Gross profit	—	439,765	—	—	439,765
Selling, general and administrative	—	393,880	(262)	—	393,618
Amortization of intangible assets	—	15,271	—	—	15,271

Operating income	—	30,614	262	—	30,876

Other (expense) income
Interest expense	—	(44,951)	—	—	(44,951)
Net earnings of equity affiliates	(11,004)	262	—	10,742	—
Other, net	—	282	—	—	282

Other (expense) income	(11,004)	(44,407)	—	10,742	(44,669)

(Loss) income before income taxes	(11,004)	(13,793)	262	10,742	(13,793)
Income tax benefit	—	(2,789)	—	—	(2,789)

Net (loss) income	(11,004)	(11,004)	262	10,742	(11,004)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $0	—	—	—	—	—

Comprehensive (loss) income	$(11,004)	$(11,004)	$262	$10,742	$(11,004)

Supplemental Unaudited Condensed Consolidating Statements of Income (Loss) and Comprehensive Income (Loss)

Year to Date Successor 2013

	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net product sales	$—	$562,145	$—	$—	$562,145
Net rental income	—	65,214	—	—	65,214

Net revenue	—	627,359	—	—	627,359
Cost of products sold	—	233,450	—	—	233,450
Cost of rentals	—	7,758	—	—	7,758

Cost of revenue	—	241,208	—	—	241,208

Gross profit	—	386,151	—	—	386,151
Selling, general and administrative	—	350,922	(276)	—	350,646
Amortization of intangible assets	—	6,154	—	—	6,154

Operating income	—	29,075	276	—	29,351

Other (expense) income
Interest expense	—	(67,199)	—	—	(67,199)
Net earnings of equity affiliates	(24,800)	276	—	24,524	—
Other, net	—	(121)	—	—	(121)

Other (expense) income	(24,800)	(67,044)	—	24,524	(67,320)

(Loss) income before income taxes	(24,800)	(37,969)	276	24,524	(37,969)
Income tax benefit	—	(13,169)	—	—	(13,169)

Net (loss) income	(24,800)	(24,800)	276	24,524	(24,800)
Other comprehensive (loss) income, net of tax
Change in periodic pension and other postretirement costs, net of tax expense of $461	711	711	—	(711)	711

Comprehensive income (loss)	$(24,089)	$(24,089)	$276	$23,813	$(24,089)

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Unaudited Condensed Consolidating Statements of Cash Flows

Year to Date Successor 2014

	Parent		Guarantor
	Guarantor	Issuer	Subsidiary	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$57,531	$—	$—	$57,531
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	3,962	—	—	3,962
Purchases of property, plant and equipment	—	(61,883)	—	—	(61,883)
Purchase of business (Note 4)	—	(11,056)	—	—	(11,056)
Purchase of business and other intangibles (Note 5)	—	(891)	—	—	(891)

Net cash used in investing activities	—	(69,868)	—	—	(69,868)

Cash flows from financing activities
Repayments of long-term debt and capital leases	—	(2,411)	—	—	(2,411)

Net cash used in financing activities	—	(2,411)	—	—	(2,411)

Net decrease in cash and cash equivalents	—	(14,748)	—	—	(14,748)
Cash and cash equivalents
Beginning of period	—	34,307	—		34,307

End of period	$—	$19,559	$—	$—	$19,559

Supplemental Condensed Consolidating Statements of Cash Flows

Quarter Successor 2013

Predecessor	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by operating activities	$—	$4,985	$—	$—	$4,985
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	16	—	—	16
Purchases of property, plant and equipment	—	(6,238)	—	—	(6,238)
Purchase of business (Note 5)	—	(874,007)	—	—	(874,007)

Net cash used in investing activities	—	(880,229)	—	—	(880,229)

Cash flows from financing activities
Repayments of long-term debt and capital leases	—	(4)	—	—	(4)
Borrowings of long-term debt	—	657,480	—	—	657,480
Equity contribution	—	260,698	—	—	260,698
Draw on asset based line of credit	—	4,000	—	—	4,000
Debt issuance costs	—	(30,688)	—	—	(30,688)

Net cash provided by financing activities	—	891,486	—	—	891,486

Net increase in cash and cash equivalents	—	16,242	—	—	16,242
Cash and cash equivalents
Beginning of period	—	—	—	—	—

End of period	$—	$16,242	$—	$—	$16,242

DS SERVICES HOLDINGS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

Supplemental Condensed Consolidating Statements of Cash Flows

Year to Date Predecessor 2013

Predecessor	Parent Guarantor	Issuer	Guarantor Subsidiary	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$32,220	$—	$—	$32,220
Cash flows from investing activities
Proceeds from sales of property, plant and equipment	—	404	—	—	404
Purchases of property, plant and equipment	—	(56,172)	—	—	(56,172)
Purchase of business and other intangibles (Note 5)	—	(4,848)	—	—	(4,848)
Restricted cash	—	3,500	—	—	3,500

Net cash used in investing activities	—	(57,116)	—	—	(57,116)

Cash flows from financing activities
Repayments of long-term debt and capital leases	—	(4,169)	—	—	(4,169)

Net cash used in financing activities	—	(4,169)	—	—	(4,169)

Net decrease in cash and cash equivalents	—	(29,065)	—	—	(29,065)
Cash and cash equivalents
Beginning of period	—	35,524	—	—	35,524

End of period	$—	$6,459	$—	$—	$6,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations (this “MD&A”) covers the period beginning June 29, 2013 (which is the initial date that we incurred acquisition expenses on behalf of Crestview DSW Merger Sub, Inc., a Delaware corporation (“Acquisition Sub”) in connection with the Transactions, notwithstanding the fact that Acquisition Sub was not legally formed until July 23, 2013) through and including September 26, 2014 (such period, the “Successor” period) and periods prior to the consummation of the Transactions, as defined below under Business Organization, (“Predecessor” periods). The costs reflected in the Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), and the Unaudited Condensed Consolidated Statements of Cash Flows for the portion of the Successor period beginning June 29,2013 through and including the date of the consummation of the Transactions consist solely of Transaction related costs. Accordingly, the discussion and analysis of historical periods prior to June 29, 2013 does not reflect the impact that the Transactions had on us. Certain amounts have been restated from previously reported within the MD& A. For purposes of this MD& A, (a) “Successor 2013” refers to the period beginning June 29, 2013 through and including September 27, 2013 and (b) “Year to Date Predecessor 2013” refers to the period beginning December 29, 2012 through and including August 30, 2013. You should read the following discussion of our results of operations and financial condition in conjunction with the Unaudited Condensed Consolidated Financial Statements and related notes thereto included in this report and the information set forth in the Registration Statement (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) and disclosures made in other filings with the SEC. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of the Registration Statement. Actual results may differ materially from those contained in any forward-looking statements.

Unless otherwise indicated or the context otherwise requires, references in this MD&A to “we,” “our,” “us” and the “Company” refer to DS Services Holdings, Inc. and its consolidated subsidiaries.

Unless otherwise indicated or the context otherwise requires, references in this MD&A to dollar ($) figures are stated in thousands of dollars ($000).

Overview

We are a market leader in the direct-to-consumer beverage services industry, providing bottled water, coffee and filtration services to commercial and residential customers across the United States. We have the largest national presence in the Home and Office Delivery (“HOD) industry for bottled water and have a top five national market share position in the Office Coffee Services (“OCS”) and Filtration Services industries. We reach over 1.5 million customers (approximately 61% commercial and 39% residential) from over 2,100 routes located across our national network supported by over 200 sales and distribution facilities as well as a fleet of over 2,800 on-road vehicles. Our broad portfolio of beverage products includes bottled water, coffee, brewed tea, water dispensers, coffee and tea brewers and filtration equipment. With coverage of approximately 90% of U.S. households, we believe we have the largest distribution network in the direct-to-consumer beverage services industry which enables us to efficiently service residences and small and medium-sized businesses, as well as national corporations. Our offering of well-known regional bottled water brands, together with our comprehensive product and service offering, contributes to our market leadership. We also believe our customer-facing Route Sales Representatives (“RSRs”) personalize our service and build trusted relationships, resulting in strong customer loyalty and contributing to our stable, recurring revenue base. Superior service and longterm relationships are the foundations of our business, and we are proud that our customers stay with us for over four years on average. Combined with our ongoing focus on new products and services that enhance our value proposition and leverage our distribution capabilities, we believe we are well-positioned for continued revenue and margin growth. Our mission is to be America’s favorite water, coffee and tea service provider where consumers live, work and play.

Business Organization

Successor

On August 30, 2013, DS Services Holdings, Inc., a Delaware corporation (individually and, where appropriate in the context, collectively with its consolidated subsidiaries, the “Company”) was indirectly acquired by Crestview DSW Investors, L.P., a Delaware limited partnership and affiliate of Crestview Partners (“Parent”) and certain co-investors, including GCM Grosvenor NPS, L.P. (formerly known as CS NPS, L.P.), affiliates of StepStone LLC and various other co-investors (collectively with Parent, the “DSSG Stockholders”) in connection with their acquisition of DSS Group, Inc., a Delaware corporation and the sole shareholder of the Company (“DSSG”), pursuant to that certain Agreement and Plan of Merger dated as of July 23, 2013 (the “Merger Agreement”), by and among the DSSG Stockholders, Acquisition Sub and wholly owned subsidiary of Parent, DSSG, and DSW Group Holdings, LLC, a Delaware limited liability company (“Seller”), in a transaction hereinafter referred to as the “Merger.”

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

Predecessor

In 2012, a majority interest in DSSG was indirectly acquired by a group of noteholders under that certain Note Purchase Agreement dated as of October 24, 2007 (the “DSSG Group Note”), by and among DSSG and such noteholders, which group was led by Solar Capital, Magnetar Capital and GoldenTree Capital. The Noteholders held their majority interest in DSSG through their ownership of Seller.

The following discussion and analysis of our results of operations and financial condition covers periods prior to and after the consummation of the Transactions. Accordingly, the discussion and analysis of historical periods does not necessarily reflect the impact that the Transactions will have on us.

Description of Reportable Segments

We operate through two reportable segments: Direct-to-Consumer Services and Retail Services. Direct-to-Consumer Services consist of sales and rental income from Water Delivery Services, OCS and Filtration Services. Products and services in this segment are delivered through our extensive home and office distribution network and include those provided through our relationship with Primo. Retail Services consist of sales of branded and private label bottled water to major retailers. Retail Services products are distributed in all 50 states and are typically delivered to our retail customers’ distribution centers by common carrier transportation.

Acquisition Activity

We have successfully completed 47 acquisitions related to Direct-to-Consumer Services since the beginning of 2007 and we intend to continue to grow our business through selective acquisitions. These transactions add new customers and related revenues in addition to enhancing our cross-selling opportunities without increasing fixed costs. Further, acquisitions of water delivery services and OCS businesses generate cost savings by increasing customer density and allowing us to combine routes to increase efficiency.

Our recent acquisitions include our 2014 purchase of the OCS business of The Coffee Pause Company, Inc. for an aggregate purchase price of $200, which includes a deferred payment liability of $40, and the purchase of the bottled water delivery, office coffee, and water filtration services business of Pine Mountain Springs, Inc. for a total purchase price of $831, which includes a deferred payment liability of $100. The acquisitions made during 2013 include the purchase of the OCS and water filtration business of Cascade Coffee, Inc. for an aggregate purchase price of $4.2 million plus 3.0% of annual revenue generated from acquired customers over a three year period from August 9, 2013.

Our Growth Strategies and Outlook

We are one of the two leading providers within the HOD bottled water market and believe that we have the strongest position within this market based on the population base we service, our nationwide distribution capabilities and the size of our sales force in this market. In addition, we believe we are one of the top five providers in OCS and a top five provider in Filtration Services based on net revenue generated during Pro Forma Fiscal 2013. We benefit from our large and efficient distribution network, our customer density, our strong sales and marketing efforts as well as our disciplined and selective approach to acquisitions. In the future, we plan to continue to invest both time and financial resources in our business to achieve the following objectives and to maintain our leading position in the industries in which we compete:

•	leverage strong distribution network and strategic partnerships to expand customer base;

•	increase revenue per customer through cross-selling and enhanced product offerings;

•	implement customer retention initiatives and invest in new technologies; and

•	pursue synergistic and complementary acquisitions.

Key Performance Indicators

Net Revenue

Direct-to-Consumer Services

In Direct-to-Consumer, we generate revenues primarily in our water delivery business from the rental of water dispensers and regularly scheduled delivery of our bottled water products, which includes three- and five-gallon returnable bottles (“3G” and “5G”), one- and two- and a half-gallon non-returnable bottles and 500 ml, one liter and other sizes of polyethylene terephthalate (“PET”) bottles, as well as ancillary products, to homes and offices. In our OCS business, we generate revenue from the delivery of brewed beverage products, breakroom supplies and complementary products such as cups and flavored beverages and brewer rentals to our office coffee customers. Our Water Delivery Services and OCS revenues are driven by the combination of the number of customers, the consumption per customer and the price each customer pays. In Filtration Services, we generate revenue from the rental and routine maintenance of filtration equipment. Our filtration revenues are driven by the number of customers and the price each customer pays. We generate additional revenue from filtration and brewer installation, repair, de-installation service. We charge certain fees to our customers in connection with such sales and rentals, including energy surcharge fees and finance charges.

Retail Services

We generate revenue from the retail sale of one- and two- and a half-gallon non-returnable bottles and PET bottles to retailers, which are often delivered directly to their distribution centers for redistribution to their outlets for resale to the public. Our retail revenues are driven by the number of customers, the sales of our products by such customers to consumers and the price each customer pays.

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

Adjusted EBITDA

Our management uses earnings before interest, taxes, depreciation and amortization (“EBITDA”), a non-GAAP measure, and Adjusted EBITDA, a non-GAAP measure, to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors in evaluating ongoing operating results and trends and in comparing our financial measures with other distribution and retail companies, many of which present similar non-GAAP financial measures to investors. For additional information about Adjusted EBITDA, please see “—Net Income Reconciliation to EBITDA and Adjusted EBITDA.”

Other Key Performance Indicators

As previously indicated, our net revenue is primarily driven by the number of customers, consumption per customer and price. While we use a number of internal metrics to analyze net revenue, our key internal metrics are total Direct-to-Consumer customers, average Direct-to-Consumer net revenue per customer, Water Delivery Services returnable sales volume, total Water Delivery Services customers, and total Water Delivery Services net revenue per customer. We define (i) total Direct-to- Consumer customers as the total number of Direct-to-Consumer customers at the end of the period, (ii) Direct-to-Consumer net revenue per customer as total Direct-to-Consumer revenue (excluding retail revenue) divided by the number of Direct-to-Consumer customers at the end of the period, (iii) total Water Delivery Services customers as the total number of Water Delivery Services customers at the end of the period, (iv) Water Delivery Services returnable sales volume as the number of 3G and 5G bottles sold during the period (excluding bottles sold through distributors), and (v) Water Delivery Services net revenue per customer as total Water Delivery Services revenue (excluding retail revenue) divided by the number of Water Delivery Services customers at the end of the period. These key performance indicators help us measure our operating performance, evaluate growth trends, establish budgets and financial projections and formulate strategic plans.

The following table provides more detail of our key performance indicators:

	Successor	Successor	Predecessor	Successor	Predecessor
	June 28, 2014 to September 26, 2014	June 29, 2013 to September 27, 2013	June 29, 2013 to August 30, 2013	December 28, 2013 to September 26, 2014	December 29, 2012 to August 30, 2013
Total Direct-to-Consumer customers (a)	1,520	1,490	1,486	1,520	1,486
Direct-to-Consumer net revenue per customer (b)	$148	$55	$87	$428	$358
Total Water Delivery Services customers (c)	1,343	1,318	1,315	1,343	1,315
Water Delivery Services returnable sales volume (bottles) (d)	18,967	6,384	10,259	52,149	40,464
Water Delivery Services net revenue per customer (e)	$137	$50	$80	$389	$370
Adjusted EBITDA (f)	$50,376	$13,819	$31,131	$129,814	$108,911

(a)

The growth in our total Direct-to Consumer customer base in the fiscal three and nine months ended September 26, 2014 compared to Successor 2013, Quarter and Year to Date Predecessor 2013 was primarily driven by our strategic alliances with each of Costco and Primo.

(b)

The fiscal three and nine months ended September 26, 2014 included the impact of customer price increases due to a competitive assessment of the marketplace and consideration of our competitors pricing to determine appropriate prices for our customers, however, mitigating this was the Primo strategic alliance which decreased Direct-to-Consumer net revenue per customer as compared to Successor 2013 and Quarter and Year to Date Predecessor 2013.

(c)

The growth in our total Water Delivery Services customer base in the fiscal three and nine months ended September 26, 2014 compared to the Successor 2013 and Quarter and Year to Date Predecessor 2013 was primarily driven by our strategic alliances with each of Costco and Primo.

(d)

Our increase in Direct-to-Consumer 3G and 5G returnable sales volume was primarily driven by an increase in our commercial customer base consumption, specifically our large national key account customers, in the fiscal three and nine months ended September 26, 2014 as compared to Successor 2013 and Quarter and Year to Date Predecessor 2013. In addition, our residential customer consumption increased in the fiscal three and nine months ended September 26, 2014 compared to Successor 2013 and Quarter and Year to Date Predecessor 2013 driving a further increase in Direct-to-Consumer 3G and 5G returnable sales volume.

(e)

The fiscal three and nine months ended September 26, 2014 included the impact of customer price increases due to a competitive assessment of the marketplace and consideration of our competitors pricing to determine appropriate prices for our customers, however, mitigating this was the Primo strategic alliance which decreased Direct-to-Consumer net revenue per customer as compared to Successor 2013 and Quarter and Year to Date Predecessor 2013.

(f)

Due to the growth in our revenues driven by our increasing customer base and average price per bottle, coupled with improvements in production efficiencies and controlling SG&A, Adjusted EBITDA has grown period over period.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, amounts derived from our Unaudited Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), related percentages of total net revenues and an analysis of variances in these results:

Fiscal Three Months Ended September 26, 2014 Compared With Successor 2013 and Quarter Predecessor 2013

Income Statement Data:	Successor		Successor		Predecessor
	June 28, 2014 to September 26, 2014		June 29, 2013 to September 27, 2013		June 29, 2013 to August 30, 2013
Net revenue	$259,815	100%	$73,754	100%	$169,095	100%
Cost of revenue	104,883	40.4	28,938	39.2	65,800	38.9

Gross profit	154,932	59.6	44,816	60.8	103,295	61.1
Selling, general and administrative	134,304	51.7	40,066	54.3	105,243	62.2
Amortization of intangible assets	5,090	2.0	1,690	2.3	1,456	0.9

Operating income (loss)	15,538	6.0	3,060	4.2	(3,404)	(2.0)

Other expenses:
Interest expense	(15,021)	(5.8)	(10,247)	(13.9)	(36,788)	(21.8)
Other, net	(250)	(0.1)	—	0.0	13	0.0

Other expense	(15,271)	(5.9)	(10,247)	(13.9)	(36,775)	(21.7)

Income (loss) before income taxes	267	0.1	(7,187)	(9.7)	(40,179)	(23.8)
Income tax (expense) benefit	(261)	0.1	2,773	(3.8)	13,873	(8.2)

Net income (loss)	$6	0.0%	$(4,414)	(6.0%)	$(26,306)	(15.6%)

Fiscal Nine Months Ended September 26, 2014 Compared With Successor 2013 and Year to Date Predecessor 2013

Income Statement Data:	Successor		Successor		Predecessor
	December 28, 2013 to September 26, 2014		June 29, 2013 to September 27, 2013		December 29, 2012 to August 30, 2013
Net revenue	$741,729	100%	$73,754	100%	$627,359	100%
Cost of revenue	301,964	40.7	28,938	39.2	241,208	38.4

Gross profit	439,765	59.3	44,816	60.8	386,151	61.6
Selling, general and administrative	393,618	53.1	40,066	54.3	350,646	55.9
Amortization of intangible assets	15,271	2.1	1,690	2.3	6,154	1.0

Operating income	30,876	4.1	3,060	4.2	29,351	4.7

Other expenses:
Interest expense	(44,951)	(6.1)	(10,247)	(13.9)	(67,199)	(10.7)
Other, net	282	0.0	—	0.0	(121)	(0.0)

Other expense	(44,669)	(6.1)	(10,247)	(13.9)	(67,320)	(10.7)

Loss before income taxes	(13,793)	(2.0)	(7,187)	(9.7)	(37,969)	(6.1)
Income tax benefit	(2,789)	(0.4)	(2,773)	(3.8)	(13,169)	(2.1)

Net loss	$(11,004)	(1.6%)	$(4,414)	(5.9%)	$(24,800)	(4.0%)

Net Revenue

Net revenues for the fiscal three months ended September 26, 2014 was $259.8 million compared to $73.8 million in Successor 2013 and $169.1 million in Quarter Predecessor 2013.

Net revenues for the fiscal nine months ended September 26, 2014 was $741.7 million compared to $73.8 million in Successor 2013 and $627.4 million in Year to Date Predecessor 2013.

The following table provides more detail of our net revenue breakdown for the fiscal three months ended September 26, 2014, Successor 2013 and Quarter Predecessor 2013, respectively:

	Successor	Successor	Predecessor
Net Revenue Components:	June 28, 2014 to September 26, 2014	June 29, 2013 to September 27, 2013	June 29, 2013 to August 30, 2013
Water Delivery Services	$184,182	$51,242	$119,419
OCS	33,452	10,986	23,731
Filtration Services	6,107	1,971	3,794
Retail Services	36,074	9,555	22,151

Total	$259,815	$73,754	$169,095

The following table provides more detail of our net revenue breakdown for the fiscal nine months ended September 26, 2014, Successor 2013 and Year to Date Predecessor 2013, respectively:

	Successor	Successor	Predecessor
Net Revenue Components:	December 28, 2013 to September 26, 2014	June 29, 2013 to September 27, 2013	December 29, 2012 to August 30, 2012
Water Delivery Services	$514,921	$51,242	$429,945
OCS	104,847	10,986	96,748
Filtration Services	18,257	1,971	14,797
Retail Services	103,704	9,555	85,868

Total	$741,729	$73,754	$627,358

Water Delivery Services

Water Delivery Services revenue for the fiscal three months ended September 26, 2014 was $184.2 million compared to $51.2 million for Successor 2013 and $119.4 million for Quarter Predecessor 2013. Revenue generated from sales of our 3G and 5G products were $120.2 million in the fiscal three months ended September 26, 2014 as compared to $32.9 million and $75.9 million for Successor 2013 and Quarter Predecessor 2013, respectively. The 21-day average customer consumption, the number of 3G and 5G bottles sold per customer during a 21-day period, was 5.8 bottles per customer in the fiscal three months ended September 26, 2014, 5.2 bottles per customer in Successor 2013 and 5.2 bottles per customer in Quarter Predecessor 2013. 3G and 5G volumes were 19.0 million units in the fiscal three months ended September 26, 2014, 6.4 million units in Successor 2013 and 10.3 million units in Quarter Predecessor 2013. Sales of 3G and 5G polycarbonate bottles were $2.1 million in the fiscal three months ended September 26, 2014, $0.5 million in Successor 2013 and $0.9 million in Quarter Predecessor 2013. Bottle forfeiture charges were $2.3 million in the three months ended September 26, 2014, $1.1 million in Successor 2013 and $0.8 million in Quarter Predecessor 2013.

Water Delivery Services revenue for the fiscal nine months ended September 26, 2014 was $514.9 million compared to $51.2 million for Successor 2013 and $429.9 million for Year to Date Predecessor 2013. During November 2013, we entered into a strategic alliance with Primo, which generated $8.4 million of revenue in the fiscal nine months ended September 26, 2014. The 21-day average customer consumption, the number of 3G and 5G bottles sold per customer during a 21-day period, was 5.3 bottles per customer in the fiscal nine months ended September 26, 2014, 5.2 bottles per customer in Successor 2013 and 4.8 bottles per customer in Year to Date Predecessor 2013. 3G and 5G volumes were 52.1 million units in the fiscal nine months ended September 26, 2014, 6.4 million units in Successor 2013 and 40.5 million units in Year to Date Predecessor 2013. Sales of 3G and 5G polycarbonate bottles were $6.2 million in the fiscal nine months ended September 26, 2014, $0.5 million in Successor 2013 and $3.2 million in Year to Date Predecessor 2013.

OCS

OCS revenue for the fiscal three months ended September 26, 2014 was $33.5 million compared to $11.0 million and $23.7 million for Successor 2013 and Quarter Predecessor 2013, respectively. In the fiscal three months ended September 26, 2014, our strategic focus for RSRs has shifted away from selling our complimentary product lines to servicing our growing returnable water customer base.

OCS revenue for the fiscal nine months ended September 26, 2014 was $104.8 million compared to $11.0 million for Successor 2013 and $96.7 million in Year to Date Predecessor 2013, respectively. In the fiscal nine months ended September 26, 2014, our strategic focus for RSRs has shifted away from selling our complimentary product lines to servicing our growing returnable water customer base.

Filtration Services

Filtration Services revenue for the fiscal three months ended September 26, 2014 was $6.1 million compared to $2.0 million for Successor 2013 and $3.8 million in Quarter Predecessor 2013. During the fiscal three months ended September 26, 2014 our filtration customer base grew by almost 5%.

Filtration Services revenue for the fiscal nine months ended September 26, 2014 was $18.3 million compared to $2.0 million for Successor 2013 and $14.8 million in Year to Date Predecessor 2013. During the fiscal nine months ended September 26, 2014 our filtration customer base has increased over 8%, driving $0.5 million of incremental revenue.

Retail Services

Revenue generated from Retail Services for the fiscal three months ended September 26, 2014 was $36.1 million compared to $9.6 million for Successor 2013 and $22.2 million for Quarter Predecessor 2013. Sales of private label (store brand) nonreturnable one- and two- and a half-gallon high-density polyethylene (“HDPE”) bottles were $15.0 million, $4.3 million and $7.5 million in the fiscal three months ended September 26, 2014, Successor 2013 and Quarter Predecessor 2013, respectively. HDPE private label volume was 4.9 million units in the fiscal three months ended September 26, 2014 compared to 1.4 million units in Successor 2013 and 2.4 million units in Quarter Predecessor 2013.

Revenue generated from Retail Services for the fiscal nine months ended September 26, 2014 was $103.7 million compared to $9.6 million for Successor 2013 and $85.9 million in Year to Date Predecessor 2013. Sales of HDPE private label was $42.3 million in the fiscal nine months ended September 26, 2014, $4.3 million in Successor 2013 and $29.5 million in Year to Date Predecessor 2013. HDPE private label volume was 13.7 million units in the fiscal nine months ended September 26, 2014 compared to 1.4 million units in Successor 2013 and 9.5 million units in Year to Date Predecessor 2013.

Cost of Revenue

Cost of revenue was $104.9 million for the fiscal three months ended September 26, 2014, $28.9 million for Successor 2013 and $65.8 million in Quarter Predecessor 2013. Cost of revenue is composed of Cost of products sold and Cost of rentals. Cost of products sold was $101.7 million and Cost of rentals was $3.2 million for the fiscal three months ended September 26, 2014. In relation to the Cost of products sold, the increase was primarily due to:

•

depreciation costs on new plant capital expenditures and increased basis of assets revalued as part of purchase accounting of $15.3 million in the fiscal three months ended September 26, 2014 and $4.7 million in Successor 2013 compared to $7.2 million of depreciation expense in Quarter Predecessor 2013;

•	production costs of returnable and HDPE products of $23.8 million in the fiscal three months ended September 26, 2014, $8.5 million in Successor 2013 and $13.1 million in Quarter Predecessor 2013;

•

freight charges resulting from an increase in deliveries to our customer base of $8.5 million in the fiscal three months ended September 26, 2014, $2.9 million in Successor 2013 and $4.3 million in Quarter Predecessor 2013; and

•

Retail Services costs resulting primarily from an increase in private label revenues and associated freight charges of $34.7 million in the fiscal three months ended September 26, 2014, $10.8 million in Successor 2013 and $18.9 million in Quarter Predecessor 2013; offset by,

•

the decrease in costs of sales related to lower OCS revenues of $15.8 million in the fiscal three months ended September 26, 2014, $6.8 million in Successor 2013 and $10.3 million in Quarter Predecessor 2013.

The Cost of rentals is driven by the number of equipment rental customers in a fiscal period, which is directly tied to the cooler and brewer sanitization costs. Cost of rentals contributed $3.2 million for the fiscal three months ended September 26, 2014, $0.8 million for Successor 2013 and $2.5 million for Quarter Predecessor 2013 to Cost of revenue.

Cost of revenue was $302.0 million for the fiscal nine months ended September 26, 2014, $28.9 million for Successor 2013 and $241.2 million in Year to Date Predecessor 2013. Cost of revenue is composed of Cost of products sold and Cost of rentals. Cost of products sold was $292.2 million and Cost of rentals was $9.8 million for the fiscal nine months ended September 26, 2014. In relation to the cost of products sold, the increase was primarily due to a:

•

depreciation costs on new plant capital expenditures and increased basis of assets revalued as part of purchase accounting of $45.9 million in the fiscal nine months ended September 26, 2014 and $4.7 million in Successor 2013 compared to $28.1 million of depreciation expense in Year to Date Predecessor 2013;

•	production costs of returnable and HDPE products of $64.4 million in the fiscal nine months ended September 26, 2014, $8.5 million in Successor 2013 and $49.7 million Year to Date Predecessor 2013;

•

freight charges resulting from an increase in deliveries to our customer base of $22.5 million in the fiscal nine months ended September 26, 2014, $2.9 million in Successor 2013 and $16.7 million in Year to Date Predecessor 2013; and

•

Retail Services costs resulting primarily from an increase in private label revenues and associated freight charges of $98.8 million in the fiscal nine months ended September 26, 2014, $10.8 million in Successor 2013 and $76.4 million in Year to Date Predecessor 2013; offset by

•

the decrease in cost of sales related to lower OCS revenues and a reduction of costs based on more vendor rebates received of $49.4 million in the fiscal nine months ended September 26, 2014, $6.8 million in Successor 2013 and $45.3 million in Year to Date Predecessor 2013.

The Cost of rentals is driven by the number of equipment rental customers in a fiscal period, which is directly tied to the cooler and brewer sanitization costs. Cost of rentals contributed $9.8 million for the fiscal nine months ended September 26, 2014, $0.8 million for Successor 2013 and $7.8 million for Year to Date Predecessor 2013 to Cost of revenue.

Gross Profit

Gross profit for the fiscal three months ended September 26, 2014 was $154.9 million, or 59.6% of net revenues, $44.8 million, or 60.8% of net revenues, for Successor 2013 and $103.3 million, or 61.1% of net revenues, in Quarter Predecessor 2013. The increase in gross profit was generated primarily by higher water customer base coupled with higher returnable water consumption offset by increased depreciation costs and an increase in HDPE costs.

Gross profit for the fiscal nine months ended September 26, 2014 was $439.8 million, or 59.3% of net revenues, $44.8 million, or 60.8% of net revenues, for Successor 2013 and $386.2 million, for 61.6% of net revenues, in Year to Date Predecessor 2013. The increase in gross profit was generated primarily by higher water customer base coupled with higher returnable water consumption offset by increased depreciation costs and an increase in HDPE costs.

SG&A Expenses

Total SG&A expenses were $134.3 million, or 51.7% of net revenues, in the fiscal three months ended September 26, 2014 as compared to $40.1 million, or 54.3% of net revenues in Successor 2013 and $105.2 million, or 62.2% of net revenues, in Quarter Predecessor 2013. Drivers of this expense include:

•

depreciation on new assets acquired and the increased basis of assets revalued as part of purchase accounting of $8.2 million in the fiscal three months ended September 26, 2014 and $2.2 million in Successor 2013, and $4.2 million of depreciation expense in Quarter Predecessor 2013;

•

legal and other professional service transactional costs related to the Acquisition Transactions were $0.2 million in the fiscal three months ended September 26, 2014, $1.8 million in Successor 2013 and $15.1 million in Quarter Predecessor 2013;

•

RSR wages, commissions, and fringes to support our growing customer base of $36.8 million in the fiscal three months ended September 26, 2014, $10.5 million in Successor 2013 and $23.6 million in Quarter Predecessor 2013; and

•	health and welfare benefit costs of $3.9 million in the fiscal three months ended September 26, 2014, $2.3 million in Successor 2013 and $3.2 million in Quarter Predecessor 2013.

Total SG&A expenses were $393.6 million, or 53.1% of net revenues, in the fiscal nine months ended September 26, 2014, $40.1 million, or 54.3% of net revenues, in Successor 2013 and $350.6 million, or 55.9% of net revenues, in Year to Date Predecessor 2013. Drivers of this expense include:

•

depreciation on new assets acquired and the increased basis of assets revalued as part of purchase accounting of $23.7 million in the fiscal nine months ended September 26, 2014 and $2.2 million in Successor 2013, and $16.2 million of depreciation expense in Year to Date Predecessor 2013;

•

legal and other professional service transactional costs related to the Acquisition Transactions were $1.3 million in the fiscal nine months ended September 26, 2014, $1.8 million in Successor 2013 and $15.4 million in Year to Date Predecessor 2013;

•

RSR wages, commissions, and fringes to support our growing customer base of $103.6 million in the fiscal nine months ended September 26, 2014, $10.5 million in Successor 2013 and $87.8 million in Year to Date Predecessor 2013;

•

gas, diesel, and propane costs were $22.8 million in the fiscal nine months ended September 26, 2014, $2.5 million in Successor 2013 and $18.0 million in Year to Date Predecessor 2013. Predecessor 2013 included propane tax credits taken that were not allowable during the fiscal nine months ended September 26, 2014;

•

our continued investment in marketing program spend, including our Costco marketing initiative, of $20.6 million in the fiscal nine months ended September 26, 2014, $2.2 million in Successor 2013 and $16.2 million in Year to Date Predecessor 2013;

•	$1.5 million monitoring fees paid to an affiliate of Parent under the Monitoring Agreement, entered into August 30, 2013, in the fiscal nine months ended September 26, 2014; and

•	$1.2 million of expenses related to a union strike in the fiscal nine months ended September 26, 2014.

Amortization Expenses

Amortization expenses were $5.1 million in the fiscal three months ended September 26, 2014, $1.7 million in Successor 2013 and $1.5 million in Quarter Predecessor 2013. Amortization expenses were $15.3 million in the fiscal nine months ended September 26, 2014, $1.7 million in Successor 2013 and $6.2 million in Year to Date Predecessor 2013. The increase in fiscal year 2014 and Successor 2013 primarily reflected an increase in amortization on the intangible assets allocated as part of the Merger.

Interest Expense, Net

Interest expense in the fiscal three months ended September 26, 2014 was $15.0 million as compared to $10.2 million in Successor 2013 and $36.8 million in Quarter Predecessor 2013. Interest expense in the fiscal nine months ended September 26, 2014 was $45.0 million as compared to $10.2 million in Successor 2013 and $67.2 million in Year to Date Predecessor 2013. Quarter and Year to Date Predecessor 2013 included a $15.2 million write-off of deferred financing costs associated with Predecessor debt prior to the Acquisition Transactions, and an $11.4 million pre-payment penalty on Predecessor debt prior to the Acquisition Transactions. In addition, we incurred $5.3 million in bridge commitment fees during Quarter and Year to Date Predecessor 2013. The difference in principal loan balances and associated interest rates of debt instruments accounts for the balance of interest expense.

Other, Net

Other, net, in the fiscal three months ended September 26, 2014 was an expense of $0.3 million primarily due to the fair value loss recorded on warrants with $0.0 million in each of Successor 2013 and Quarter Predecessor 2013. Other, net, in the fiscal nine months ended September 26, 2014 was a benefit of $0.3 million due to the fair value gain recorded on warrants as compared to $0.0 million in Successor 2013 and $0.1 million of expense Year to Date Predecessor 2013, primarily related to losses on coffee hedges.

Provision for Income Taxes

The provision for income taxes was an expense of $0.3 million in the fiscal three months ended September 26, 2014, a benefit of $2.8 million in Successor 2013 and a benefit of $13.9 million in Quarter Predecessor 2013. The provision for income taxes was a benefit of $2.8 million in the fiscal nine months ended September 26, 2014, $2.8 million in Successor 2013 and $13.2 million in Year to Date Predecessor 2013. Income taxes were recorded based on book pretax income (loss).

We account for income taxes under ASC 740 – Accounting for Income Taxes, whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based on differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our Deferred tax positions were impacted by the Merger and the resulting step up fair value of the assets, which are disallowed for tax purposes.

The effective tax rate was 98.1% in the fiscal three months ended September 26, 2014, 38.6% in Successor 2013 and 34.5% in Quarter Predecessor 2013. In the fiscal three months ended September 26, 2014, return to provision differences and a nominal change in pre-tax income drove the change in the effective tax rate as compared to Successor 2013 and Quarter Predecessor 2013.

The effective tax rate was 20.2% in the fiscal nine months ended September 26, 2014, 38.6% in Successor 2013 and 34.7% in Year to Date Predecessor 2013. In the fiscal nine months ended September 26, 2014, permanent return to provision differences, $0.9 million tax refund receivable deemed uncollectible and the write-off of a $1.2 million deferred tax asset decreased the effective tax rate due to the Company’s year-to-date loss. In Successor 2013, permanent differences and state taxes increased the effective rate above the statutory rate due to the Company’s forecasted pre-tax income. In Year to Date Predecessor 2013, permanent differences and state taxes, which were offset by 2013 tax credits and the retroactive application of the 2012 tax credits, caused a minimal difference between the statutory and effective tax rates for the period.

Net Income (Loss)

As a result of the foregoing, Net income was $0.0 million in the fiscal three months ended September 26, 2014 as compared to a Net loss of $4.4 million and $26.3 million in Successor 2013 and Quarter Predecessor 2013, respectively. Net loss was $11.0 million, $4.4 million and $24.8 million in the fiscal nine months ended September 26, 2014, Successor 2013 and Year to Date Predecessor 2013, respectively.

Net Income (Loss) Reconciliation to EBITDA and Adjusted EBITDA

EBITDA, used by management to assess operating performance, is defined as net income, interest, income tax, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude unusual items and other adjustments as permitted in calculating covenant compliance under the agreements governing the Senior Facilities and the Notes.

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

Management uses these non-GAAP measures to compare our performance to that of prior periods for trend analyses, for purposes of determining management incentive compensation and for budgeting and planning purposes. We believe that the use of EBITDA and Adjusted EBITDA provides an additional tool for investors in evaluating ongoing operating results and trends and in comparing our financial measures with other distribution and retail companies, many of which present similar non-GAAP financial measures to investors.

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

Management believes that the inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors about certain non-cash items and about unusual items that we do not expect to continue at the same level in the future.

	Successor	Successor	Predecessor
	June 28, 2014 to September 26, 2014	June 29, 2013 to September 27, 2013	June 29, 2013 to August 30, 2013
Net income (loss)	$6	$(4,414)	$(26,306)
Income tax expense (benefit)	261	(2,773)	(13,873)
Interest expense and financing costs (a)	15,021	10,247	36,788
Depreciation and amortization	28,617	8,512	12,843

EBITDA	$43,905	$11,572	$9,452

Other expense (b)	776	366	2,608
Stock option compensation expense (c)	2,701	—	1,812
Acquisition adjustments (d)	(215)	458	2,117
Refinance and transaction expense (e)	194	1,423	15,142
Other adjustments (f)	2,515	—	—
Monitoring expense to Crestview (g)	500	—	—

Adjusted EBITDA	$50,376	$13,819	$31,131

	Successor	Successor	Predecessor
	December 28, 2013 to September 26, 2014	June 29, 2013 to September 27, 2013	December 29, 2012 to August 30, 2013
Net loss	$(11,004)	$(4,414)	$(24,800)
Income tax benefit	(2,789)	(2,773)	(13,169)
Interest expense and financing costs (a)	44,951	10,247	67,199
Depreciation and amortization	84,862	8,512	50,453

EBITDA	$116,020	$11,572	$79,683

Other expense (b)	2,031	366	3,619
Stock option compensation expense (c)	2,701	—	2,400
Acquisition adjustments (d)	872	458	3,668
Refinance and transaction expense (e)	1,339	1,423	15,416
Other adjustments (f)	5,351	—	4,125
Monitoring expense to Crestview (g)	1,500	—	—

Adjusted EBITDA	$129,814	$13,819	$108,911

(a)	The Quarter and Year to Date Predecessor 2013 periods include a prepayment penalty of $11.4 million and the write-off of deferred financing fees of $15.2 million.
(b)	Includes income or expenses from non-operating related activities, including asset disposition, rating agency fees, and hedge and warranty gains and losses.
(c)	Represents non-cash stock based compensation expenses recorded for non-qualified stock options issued to select employees, officers and directors.
(d)

Includes acquisition expenses incurred and pro forma adjustments for our two acquisitions during 2013. Represents management’s estimate of the pro forma impact on EBITDA as if the acquired businesses had been owned and operated by us for the full year in the period in which they were acquired. Also includes deferred payouts of acquired companies.

(e)

Includes fees associated with the Transactions as in effect at such time in the fiscal three and nine months ended September 26, 2014, Successor 2013 and Quarter and Year to Date Predecessor 2013 periods, including third party professional fees.

(f)

Includes adjustments in respect of (i) legal costs in 2013 associated with recording of phone calls in California and legal costs in 2014 associated with federal wage and hour laws in California, (ii) a payment made to our former Chief Executive Officer in connection with his retirement, (iii) revenue resulting from customers’ forfeitures of deposits on 5G bottles, which deposits secure the return of such bottles and are forfeited by customers upon failure to return (iv) costs incurred related to union strike and (v) various adjustments that are not expected to be recurring during our normal course of business.

(g)	Represents management fees payable to Sponsor pursuant to the Monitoring Agreement.

Results of Operations by Reportable Segments

Fiscal Three Months Ended September 26, 2014 Compared With Successor 2013 and Quarter Predecessor 2013

	Successor		Successor		Predecessor
	June 28, 2014		June 29, 2013		June 29, 2013
	to		to		to
	September 26, 2014		September 27, 2013		August 30, 2013
Direct-to-Consumer Services
Net Revenue	$223,742	100.0%	$64,199	100.0%	$146,943	100.0%
Cost of Revenue (excluding depreciation expense)	54,860	24.5%	15,604	24.3	37,591	25.6

Segment Gross Profit	$168,882	75.5%	$48,595	75.7%	$109,352	74.4%

Retail Services
Net Revenue	$36,073	100.0%	$9,555	100.0%	$22,152	100.0%
Cost of Revenue (excluding depreciation expense)	34,683	96.1	8,683	90.9	21,036	95.0

Segment Gross Profit	$1,390	3.9%	$872	9.1%	$1,116	5.0%

Fiscal Nine Months Ended September 26, 2014 Compared With Successor 2013 and Year to Date Predecessor 2013

	Successor		Successor		Predecessor
	December 28, 2013		June 29, 2013		December 29, 2012
	to		to		to
	September 26, 2014		September 27, 2013		August 30, 2013
Direct-to-Consumer Services
Net Revenue	$638,025	100.0%	$64,199	100.0%	$541,490	100.0%
Cost of Revenue (excluding depreciation expense)	157,242	24.6	15,604	24.3	134,593	24.9

Segment Gross Profit	$480,783	75.4%	$48,595	75.7%	$406,897	75.1%

Retail Services
Net Revenue	$103,704	100.0%	$9,555	100.0%	$85,868	100.0%
Cost of Revenue (excluding depreciation expense)	98,844	95.3	8,683	90.9	78,544	91.5

Segment Gross Profit	$4,860	4.7%	$872	9.1%	$7,324	8.5%

Revenues for Direct-to-Consumer Services were $223.7 million in the fiscal three months ended September 26, 2014, $64.2 million in Successor 2013 and $146.9 million in Quarter Predecessor 2013. Revenue in Direct-to-Consumer Services was impacted by growth in our returnable water as our dispenser customer base increased, increased average customer consumption and rising average selling prices. Retail Services segment gross profit was 3.9% of net revenues in the fiscal three months ended September 26, 2014, 9.1% in Successor 2013 and 5.0% in Quarter Predecessor 2013. Increased commodity costs of resin and corrugate used in HDPE products, coupled with a larger mix of lower margin private label products, negatively impacted margins in the fiscal three months ended September 26, 2014. Direct-to-Consumer Services cost of revenue and segment gross profit as a percent of net revenue remained flat in the fiscal three months ended September 26, 2014 as compared to Successor 2013 and Quarter Predecessor 2013 as an increase in freight charges was mitigated by decrease in lower margin OCS sales.

Revenues for Direct-to-Consumer Services were $638.0 million in the fiscal nine months ended September 26, 2014, $64.2 million in Successor 2013 and $541.5 million in Year to Date Predecessor 2013. Revenue in Direct-to-Consumer Services was impacted by growth in our returnable water as our dispenser customer base increased, increased average customer consumption and rising average selling prices. Retail Services segment gross profit was 4.7% of net revenues in the fiscal nine months ended September 26, 2014, 9.1% in Successor 2013 and 8.5% in Year to Date Predecessor 2013. Increased commodity costs of resin and corrugate used in HDPE products, coupled with a larger mix on lower margin private label products, negatively impacted margins in the fiscal nine months ended September 26, 2014. Direct-to-Consumer Services cost of revenue and segment gross profit as a percent of net revenue remained flat in the fiscal nine months ended September 26, 2014 as compared to Successor 2013 and Year to Date Predecessor 2013 as an increase in freight charges was mitigated by decrease in lower margin OCS sales.

Liquidity and Capital Resources

Our primary sources of liquidity are cash generated from operating activities and debt financing. Our primary uses of cash are for working capital, capital expenditures, potential acquisitions, interest and tax payments and other general corporate expenditures.

Overview

As of September 26, 2014 and September 27, 2013, we had cash and cash equivalents of $19.6 million and $16.2 million, respectively.

Our long-term debt is comprised of the Notes, the ABL Facility, which has a five-year maturity, and the Term Loan Facility, which has a seven-year maturity. As of September 26, 2014, our balance on the Term Loan Facility was $317.6 million, and we had no borrowings drawn under our ABL Facility and we had approximately $45.8 million available for borrowing under the ABL Facility, subject to customary borrowing conditions, including a borrowing base test, after giving effect to approximately $29.2 million of outstanding letters of credit. Our interest expense for the three and nine month periods ended September 26, 2014 was $15.0 million and $45.0 million, respectively.

Our primary sources of liquidity are cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash are working capital requirements, debt service requirements, capital expenditures and selling, general and administrative expenses. Based on our current level of operations and available cash, we believe our cash flows from operations, combined with availability under the ABL Facility, will provide sufficient liquidity to fund our obligations, projected working capital requirements, debt service requirements and capital spending requirements for the next 12 months.

Cash Flows

The table below shows our net cash flows from operating, investing and financing activities for the fiscal nine months ended September 26, 2014 compared with Successor 2013 and Year to Date Predecessor 2013:

	Successor	Successor	Predecessor
	December 28, 2013 to September 26, 2014	June 29, 2013 to September 27, 2013	December 29, 2012 to August 30, 2013
Net cash (used in) provided by:
Operating activities	$57,531	$4,985	$32,220
Investing activities	(69,868)	(880,229)	(57,116)
Financing activities	(2,411)	891,486	(4,169)

Net (decrease) increase in cash and cash equivalents	$(14,748)	$16,242	$(29,065)

Operating Activities

Net cash provided by operating activities was $57.5 million for the fiscal nine months ended September 26, 2014, $5.0 million in Successor 2013 and $32.2 million in Year to Date Predecessor 2013. Drivers of the increased cash provided by operations in the fiscal nine months ended September 26, 2014 as compared to Successor 2013 and Year to Date Predecessor 2013 were a net loss of $11.0 million in the fiscal nine month ended September 26, 2014 as compared to a net loss of $4.4 million in Successor 2013 and a net loss of $24.8 million in Year to Date Predecessor 2013, which was primarily due to expenses incurred related to the Acquisition Transactions and extinguishment of prior debt. Depreciation and amortization expense were $84.9 million in the fiscal nine months ended September 26, 2014 and $8.5 million in Successor 2013, which included depreciation on the revalued assets and intangibles acquired during the Merger, and $50.4 million in Year to Date Predecessor 2013. Year to Date Predecessor 2013 had a $12.9 million change in deferred income taxes due to the large taxable loss generated compared to $4.0 million in the fiscal nine months ended September 26, 2014 and $2.7 million in Successor 2013. Offsetting this increase were net payables and accrued expense decrease of $5.8 million in the fiscal nine months ended September 26, 2014, a decrease of $1.6 million in Successor 2013 compared to an increase of $3.0 million in Year to Date Predecessor 2013 due to timing of invoice payments. Additionally, Year to Date Predecessor 2013 included a $25.6 million write-off of old deferred financing costs and debt prepayment penalty.

Investing Activities

Net cash used in investing activities amounted to $69.9 million for the fiscal nine months ended September 26, 2014 as compared with $880.2 million in Successor 2013 and $57.1 million in Year to Date Predecessor 2013. Activities ended September 26, 2014 included $61.9 million of property, plant and equipment purchases combined with an $11.1 million working capital settlement related to the Transaction paid to Sellers. Activities in Successor 2013 included $874.0 million for the Acquisition Transactions, of which $459.1 million was used to pay off Predecessor debt, as well as $21.8 million of related interest and prepayment penalty, incurred prior to the Acquisition Transactions. Activities in Year to Date Predecessor 2013 included $56.2 million of property, plant and equipment purchases.

Our purchases of property and equipment may vary from period to period due to the timing of the expansion of our business and the investment required providing us with the technology that allows us to better serve our customers.

Financing Activities

Net cash used in financing activities for the fiscal nine months ended September 26, 2014 was $2.4 million for repayments on the Successor Term Loan Facility. Net cash provided by financing activities in Successor 2013 included $657.5 million of new debt borrowings and $260.7 million in equity contributions by Parent and certain co-investors; this was offset by $30.7 million used to pay off costs incurred in the Acquisition Transactions. Net cash used in financing activities in Year to Date Predecessor 2013 was $4.2 million for repayments on Predecessor Term Loan Facility.

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

The total loans outstanding under the ABL Facility may not exceed $75.0 million net of any outstanding letters of credit. At September 26, 2014, we had undrawn letters of credit outstanding, primarily to collateralize certain insurance deductibles, of approximately $29.2 million. Funds available under the ABL Facility at September 26, 2014 totaled $45.8 million.

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

Capital Expenditures

We primarily incur capital expenditures to invest in our production facilities, distribution systems, customer equipment and information technology. Our capital expenditures for the fiscal nine months ended September 26, 2014 was $61.9 million as compared with $6.2 million in Successor 2013 and $56.2 million Year to Date Predecessor 2013. We expect our capital expenditures to be approximately $72.5 million for 2014.

Off Balance Sheet Arrangements

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

Critical Accounting Policies

During the fiscal nine months ended September 26, 2014, there were no significant changes to our critical accounting policies and estimates as disclosed in the most recently filed Registration Statement on Form S-4 by the Company with the SEC.

Recently Issued Accounting Pronouncements

For a list of recently issued accounting pronouncements and their potential impact on the Company, see Note 2 – “Recent Accounting Pronouncements” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

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

In addition to the commodities we use in bottled water, we are also exposed to risk associated with the fluctuations in the price of green coffee beans. The supply and price of green coffee beans may be affected by weather, international conditions, consumer demand and access to transportation. To quantify our exposure to green coffee beans, a $0.25 per pound increase in price would, holding all other variables constant, have an approximate $0.4 million impact on our operating income.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2014. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the presentation of the statement of cash flows. Specifically, effective controls did not exist to ensure the accurate presentation of investing cash flows related to business combinations. This control deficiency resulted in the restatement of the Company’s interim consolidated financial statements for the six months ended June 27, 2014. Additionally, until remediated, this control deficiency could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation of Material Weakness

In connection with our identification of this matter, we have been evaluating, designing and implementing controls and procedures to address and remediate this control deficiency. These measures included, among other things, additional staffing and the establishment of a comprehensive review process with respect to the presentation of investing cash flows related to business combinations and associated disclosures in the statement of cash flows.

As of September 26, 2014, Management believes it has strengthened its internal controls in response to the material weakness. However, it has yet to endure sufficient time and events to fully test the additional internal controls to determine the effectiveness at preventing and detecting a material misstatement of the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 26, 2014, we have hired additional staffing and established a comprehensive review process with respect to the presentation of investing cash flows related to business combinations. These changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 26, 2014.

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

DS SERVICES HOLDINGS, INC.

Date: November 4, 2014	/s/ Thomas J. Harrington
Thomas J. Harrington
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2014	/s/ Ron Z. Frieman
Ron Z. Frieman
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(d) of the Securities Exchange Act, as amended.

32.1**	Certification of Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	XBRL Instance Document.

101.SCH±	XBRL Schema Document.

101.CAL±	XBRL Calculation Linkbase Document.

101.DEF±	XBRL Definition Linkbase Document.

101.LAB±	XBRL Labels Linkbase Document.

101.PRE±	XBRL Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
±

XBRL information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such sections.